Form 10-K
period 1999-12-31
DENISON INTERNATIONAL PLC
filed 2000-03-30
CIK 1042598

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to

                         Commission File No.: 000-29358
                            DENISON INTERNATIONAL PLC
             (Exact Name of Registrant as specified in its charter)

        England and Wales                                 Not applicable
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

        14249 Industrial Parkway
           Marysville, Ohio                                    43065
(Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code: (937) 644-4500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

         American Depositary Shares (as evidenced by American Depositary Receipts), each representing one Ordinary Share, $0.01 par value of the Registrant (title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 29, 2000 was $85,540,280.

     The number of outstanding shares of each of the registrant's classes of capital or common stock as of March 29, 2000 was as follows:

               11,113,950 Ordinary Shares, $0.01 par value
                7,015 'A' Ordinary Shares, (pounds sterling)8.00 par value


                       Documents Incorporated by Reference

The Registrant's Definitive Proxy Statement on Schedule 14A relating to the Annual Meeting of Shareholders to be held on May 8, 2000 is incorporated by reference in Parts I and III of this Form 10-K to the extent stated herein.

================================================================================

                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I.............................................................................................1

    ITEM 1.  BUSINESS..............................................................................1
    ITEM 2.  PROPERTIES...........................................................................11
    ITEM 3.  LEGAL PROCEEDINGS....................................................................12
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................12
    ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY...................................................12

PART II...........................................................................................12

    ITEM 5.  MARKET OF THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................12
    ITEM 6.  SELECTED FINANCIAL DATA..............................................................13
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS.........................................................................14
    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................21
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................22
    ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE.........................................................................45
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT......................................45
    ITEM 11.  EXECUTIVE COMPENSATION..............................................................46
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................46
    ITEM 13.  CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS........................................46

PART IV...........................................................................................47

    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................47
    EXHIBIT INDEX.................................................................................50
    SIGNATURES....................................................................................51

     References to Shares herein refer to (i) the Ordinary Shares of Denison, $0.01 par value per Ordinary Share (the "Ordinary Shares") and (ii) Denison's American Depositary Shares ("ADSs"), each of which represents one Ordinary Share. The ADSs are evidenced by American Depositary Receipts ("ADRs").

     Denison publishes its financial statements in U.S. dollars. In this Form 10-K, references to "dollars" or "$" are to U.S. dollars and references to "pounds sterling," "(pounds sterling)" or "p" are to U.K. currency. Except as otherwise stated herein, all monetary amounts in this Form 10-K have been presented in dollars.

     The Company publishes annual reports containing annual audited consolidated financial statements and opinions thereon by independent public auditors. Such financial statements are prepared on the basis of generally accepted accounting principles in the United States ("US GAAP") expressed in U.S. dollars. The Company has published quarterly updates and semi-annual reports containing unaudited financial information prepared on the same basis as its audited US GAAP consolidated financial statements.

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     This Form 10-K includes and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-K regarding the Company's strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in its forward-looking statements and undue reliance should not be placed on the Company's forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements. The Company has included important factors in the cautionary statements included or incorporated in this Form 10-K that the Company believes could cause actual results or events to differ materially from the forward-looking statements made. The Company's forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments the Company may make. The Company does not assume any obligation to update any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Denison International plc and its subsidiaries ("Denison" or the "Company") design, manufacture, sell and service highly-engineered components for use in hydraulic fluid power systems, as well as complete hydraulic fluid power systems. Hydraulic systems, which are part of larger pieces of machinery and equipment, provide the force to move and position very heavy materials and equipment as well as the precision to move and position very light loads with a high degree of accuracy. The components manufactured by the Company for these systems include hydraulic pumps, motors, manifolds, and valves. Many of Denison's products are designed to be used under demanding conditions, such as elevated pressure, high temperature, variable speed and low decibel levels. The Company sells its products globally to a diverse group of end-users for use in a broad array of industrial applications, such as machine tools and material handling equipment, various mobile applications, such as construction, agricultural and utility equipment, and in marine applications, such as military equipment.

     The Company focuses on the specialty segment of the hydraulic power market and works closely with its customers to meet their specified performance objectives. Denison's product offerings include a wide variety of piston pumps and motors; vane pumps and motors; manifold systems; pressure, directional and proportional valve products; and electronic control products. Denison's products enjoy excellent brand recognition and significant market share in certain sectors of the industrial hydraulics market targeted by the Company. The Company markets and sells its products primarily through a global network of regional sales and service subsidiaries, independent fluid power equipment distributors and, to a lesser extent, directly to end-users. In the United States, the Company relies primarily on independent fluid power distributors which also distribute other products that do not generally compete with Denison's. In Europe and Asia, Denison primarily sells its products directly to Original Equipment Manufacturers ("OEMs") through its regional sales and service subsidiaries. For certain information concerning the Company's revenue, operating profit and identifiable assets attributable to each of the Company's geographical market segments, see Note 15 of "Notes to Consolidated Financial Statements."

     Denison, whose operations date back to the early 1930s, is a pioneer in the hydraulic products market. The Company's long history of innovation can be traced back to its first product, the hydraulic-powered car pusher, a revolutionary development which led to widespread application of hydraulic power as a solution for numerous industrial and mobile requirements. Denison's research and development efforts have resulted in its being granted approximately 600 patents since its inception. The business of the Company was acquired by its present owners in 1993 from Hagglund & Soner AB. The Company has conducted business under the "Denison" name since 1932.

     The Company was incorporated in England and Wales as a private company limited by shares in March 1993 and was re-registered as a public limited company on July 28, 1997. On August 8, 1997, the Company completed an initial public offering in which it issued and sold 450,000 Ordinary Shares at $16.00 per share. The net proceeds from the offering were $4,480,000. In December 1998, the Company acquired all of the outstanding shares of Lokomec Oy, a manufacturer and distributor of highly engineered manifold systems located in Tampere, Finland.

     The Company's principal U.S. executive offices are located at 14249 Industrial Parkway, Marysville, Ohio 43040 and its telephone number is (937) 644-4500. The Company's U.K. executive offices are located at Masters House, 107 Hammersmith Road, London W14 0Qh, England and its telephone number is 44-171-603-1515.

INDUSTRY OVERVIEW

     Hydraulics, or fluid power, is a motion control technology that is used to transfer and control force and power through fluids under pressure. Hydraulic systems are typically comprised of a pump, valves, manifolds and actuators. Pumps are used to move fluid from one location to another. Pressure is generated when the fluid encounters resistance. Valves and manifolds control the flow of fluids, and actuators, such as cylinders and rotary motors, convert pressure into mechanical energy.

     Hydraulic systems offer greater flexibility of layout, compact design and higher performance-to-weight ratio than other forms of motion control, such as mechanical and electrical systems. Hydraulic systems provide the force to move and position materials and equipment weighing several tons as well as the precision to move and position very light loads with a high degree of accuracy. For example, hydraulics is a tool powerful enough for heavy-duty steel production in blast furnaces and precise enough for handling of steel ingots in a stamping mill. As a result, hydraulic systems are integral to a wide variety of industrial, mobile and marine applications. Although generally not noticed by most end-product users, virtually every production process uses hydraulic power as does almost every machine, vehicle and aircraft.

     The hydraulic pump and valve market is a highly-fragmented, multi-billion dollar worldwide industry. The hydraulics market is divided broadly into two product segments: specialty and commodity. The specialty segment is comprised of highly-engineered, high-performance, specialized hydraulic products, which are generally more complex and used in demanding applications. Specialty products tend to be less price sensitive, generally have higher margins and are more likely to utilize servicing and maintenance. The commodity segment is comprised of lower performance products, which are sold for use in price-sensitive applications.

     Demand and growth in different application sectors of the hydraulics industry have typically been driven by various external economic factors. The industrial sector of the hydraulics industry has typically been affected by the cyclical nature of the overall economy. Sales of mobile hydraulic systems and components have been driven by infrastructure development factors such as construction and new housing starts. Sales of marine systems have been largely influenced by military expenditures and, thus, are less affected by cyclical economic factors. Demand and growth in each of the industrial, mobile and marine sectors of the hydraulics market are also affected by the replacement cycle of the hydraulic products.

PRODUCTS

     The Company designs, manufactures, sells and services a broad range of components for use in hydraulic fluid power systems, as well as complete hydraulic fluid power systems, for applications with high reliability, performance, precision and durability requirements. The Company's primary products are piston pumps and motors, vane pumps and motors, manifolds, and valves. In 1999, piston pumps and motors accounted for 26.8% of the Company's net sales, vane pumps and motors accounted for 33.2% of the Company's net sales, valves accounted for 23.7% of the Company's net sales and manifolds accounted for 6.7% of the Company's net sales. In addition, the Company manufactures electronic control products and certain other components and accessories used in hydraulic systems. Other products sales accounted for 9.6% of the Company's net sales.

     The markets served by the Company are substantial and diversified, with no single customer accounting for 4% or more of its net sales in 1999. The Company's products are used in many different industrial, mobile and marine applications, including mining machinery, drilling equipment, excavators, cranes, machine tools, die casting and plastics processing machinery.

PUMPS AND MOTORS

     Hydraulic pumps include piston pumps and motors, which provide adjustable flow and variable displacement, and vane pumps and motors, which provide continuous flow and fixed displacement. Each type of pump or motor is suitable for particular uses, depending upon variables such as speed, pressure, operating temperature, noise level, life expectancy and cost. Piston pumps and motors are used in tractors, tanks, machine tools, sophisticated winches (such as anchors on a ship or deck cranes on an aircraft carrier) as well as in other products with complex performance requirements, such as varying or multiple speeds or pressures. Vane pumps and motors are used in less complex applications generally requiring low noise levels but little or no variation in flow, such as refuse trucks, cranes and large presses.

     All hydraulic pumps operate on the displacement principle in which a fluid (typically petroleum-based oil) is transferred from an inlet (suction port) into a mechanically-sealed, low-pressure chamber and subsequently, to a high-pressure chamber having the outlet (pressure port). The transfer of the fluid inside the pump can be accomplished by the movement of screws, gears, vanes or pistons which compact the fluid and create pressure.

     Hydraulic motors operate on a principle, which is the reverse of the hydraulic pump process, absorbing hydraulic flow and pressure and converting them into mechanical energy and rotary motion. This rotary motion can then be used for various industrial applications, including the rotation of the wheels of a mobile loader, driving winches on mobile crane systems or turning the rollers on a conveyor belt.

     Pumps and motors operate in either an open or closed-loop system. In an open-loop system, the hydraulic fluid is drawn into one or more pumps to produce flow and then travels to a number of different actuators performing independent functions. For example, an industrial conveyor belt system, involving many unrelated functions, may use an open-loop system. In a closed-loop system, the pump is dedicated to a single motor or set of motors performing a single function. Unlike in an open-loop system, in which the hydraulic fluid goes to a storage "reservoir" after passing through the motor, in a closed-loop system, the oil returns to the pump before being transferred back to the motor. The closed-loop system enables the flow direction of the hydraulic fluid to be reversed while the system is operating. This, in turn, allows for rapid changes in direction and speed of the motor, which is useful in applications such as rotating the wheels of a front-loader. In general, piston pumps are specifically manufactured for use in either an open-loop or closed-loop system, while vane pumps are typically used only in open-loop systems. A motor can generally be used in either an open or closed-loop system.

     Piston Pumps and Motors. Piston pumps are distinguished from vane pumps by their ability to produce variable displacement; the amount of hydraulic fluid passing through the pump, and thus the pressure generated by the hydraulic system, can be varied to meet the changing requirements of the application. Variable displacement generally reduces the cost of operating the hydraulic system because the pump can operate at lowered displacement when the system requirements are lowered, thus saving energy. Piston pumps are also typically used with high horsepower applications because their design enables them to operate at greater pressures than vane pumps.

     Denison manufactures a full range of piston pumps which operate at pressures as high as 7,250 pounds per square inch ("psi") and which vary in size from 0.9 cubic inches to 38.9 cubic inches, and in displacement from 11 to 303 gallons per minute ("gpm"). Denison is particularly well-known in the hydraulics industry for its large-size piston pumps, such as the larger piston pumps in the Company's Gold Cup Series and in the Premier Series. Denison is one of very few manufacturers that offer very large piston pumps as a standard, rather than a custom-made, product. Denison's large-size piston pumps are distinguished from those of its competitors by its proprietary "barrel-bearing" design, which enables the pump to run in a stable condition at high speed and pressure. Management believes the "barrel-bearing" design gives the larger Denison piston pumps a sturdier construction than other piston pump designs, resulting in a longer life cycle in severe duty applications such as heavy mining equipment and aircraft carrier steering systems.

     All Denison piston pumps are manufactured at the Company's Marysville, Ohio facility. During 1999, the Marysville plant produced and shipped in excess of 12,000 units.

     Vane Pumps and Motors. Vane pumps and motors are ideal for applications which require a fixed displacement in which the pressure produced does not need to be adjusted during operation. Vane pumps and motors typically produce a low noise level and are ideal for applications which require low noise output, such as garbage trucks, injection-molding machines and other devices found in workplaces where OSHA regulations mandate reduced noise levels. In addition, due to their simpler design, vane pumps and motors are less susceptible than piston products to contamination from impurities in the hydraulic system, a feature that makes vane pumps and motors ideal for use in steel production and mining, which produce many contaminants.

     Denison is the second-largest manufacturer of vane pumps in the world in terms of net sales. The Company produces a full range of vane pumps and motors which operate at pressures in excess of 4,500 psi and which vary in size from
0.35 cubic inches to 16 cubic inches, and in displacement from 1 to 250 gpm. Denison's newest vane pump product is the M5BF series fan-drive motor. The M5BF is designed for use in industrial applications, and offers less noise and leakage and higher operating pressure than earlier vane pump models.

     Denison's vane pumps are recognized as among the strongest products in the hydraulics industry and are distinguished from competitors' vane pumps by Denison's double-lip design, in which the vane is in contact with the cam ring at two points rather than at one as with the single-lip design. This double-lip design makes Denison's vane pumps less susceptible to contamination than single-lip pumps. The Company believes that no other manufacturer currently offers the double-lip design, a feature of all vane pumps manufactured by Denison since the 1940s.

     All Denison vane pumps are manufactured at the Company's Vierzon, France facility. During 1999, the Vierzon plant produced and dispatched in excess of 50,000 units.

MANIFOLDS

     Manifolds are machined steel or aluminum blocks, which act as housing for surface mounted, or cartridge valves, which control the operation of a wide variety of hydraulic equipment such as presses, bailers, lifting devices, and mobile machinery and equipment. Manifolds are utilized in conjunction with pumps, motors, cylinders, and valves to form a complete hydraulic system.

     Systems are a growing trend in the hydraulics industry as customers are essentially outsourcing the hydraulics engineering expertise and component integration to a single supplier offering a complete "package". The manufacture and sale of manifolds offers the Company an avenue to utilize its engineering expertise to sell additional valves, which are often not competitive if sold as individual items. Substantially all of Denison's manifolds are manufactured at the Company's Tampere, Finland facility. During 1999, the Tampere factory produced and sold in excess of 10,000 manifolds.

VALVES

     Valves function by changing the size or direction of the orifice through which the pressurized fluid passes as it travels from the pump to the piston or motor. This function provides control over the direction, pressure and flow of the pressurized fluid depending upon the requirements of the system in which the valve is operating. Often, electronic controllers are used to control the size and direction of the valve orifice.

     Denison manufactures four basic types of valves: directional control valves which alter the path of pressurized fluid through the hydraulic systems; pressure control valves which regulate the pressure of the hydraulic fluid; flow control valves which match the hydraulic fluid's flow with the requirements of the system; and check valves which allow fluid to pass in one direction and not the other. Denison's valves are used in a variety of commercial settings, including injection molding, metal and material forming, mobile equipment such as cranes, and marine systems such as ship-mounted winches.

     Denison is one of the few manufacturers of flange mounted pressure control valves, a design which enables the valve to be attached directly to another hydraulic component, such as a pump or a motor. Most competitors' valves must be connected to the associated component with hydraulic lines, which tend to be more expensive and are less effective at controlling leaks than flange mounting. Denison's high performance directional valves, when combined with the Company's pressure controls, offers the best range of valves available in the market.

     All Denison valves are manufactured at the Company's Hilden, Germany plant, with the exception of the proprietary design smaller directional control valves, which are manufactured for the Company pursuant to an agreement with a Czech company, a line of pressure control valves, manufactured for Denison by a Swiss company, and a line of cartridge valves, manufactured for Denison by an English company. In each case, the manufacturing company produces the valves using Denison's specification. During 1999, the Hilden factory supplied approximately 190,000 units, of which approximately 120,000 were manufactured at the Hilden factory.

ELECTRONICS

     Denison manufactures electronic controllers to be used with its piston pumps and motors. Electronic controllers act as an interface between a hydraulic component and the master controls of the hydraulic system operator and as a protective device against unusual and potentially damaging signals from the hydraulic system.

     The Venus Controller is Denison's newest and most sophisticated microprocessor-based controller. It is programmed and adjusted with a personal computer or other small-computerized device, providing faster response and greater accuracy than older analog devices. The Venus Controller is distinguished from many competitors' controllers by its ability to simultaneously control several different hydraulic functions or components. For example, it can control both open-loop and closed-loop functions, whereas many competitors' products require different controllers for each of these functions. This simplifies the control and adjustment of hydraulic systems.

     The Venus Controller is manufactured at the Marysville, Ohio facility. The other Denison controllers are manufactured at the Marysville, Ohio facility and the Hilden, Germany facility.

SERVICE

     The Company provides a full array of aftermarket services, consisting primarily of upgrades and replacement of its own and other manufacturers' hydraulic related products and systems, and to a lesser extent field service, repairs and maintenance. The Company provides these aftermarket services through its own regional sales and service subsidiaries and through its network of independent fluid power equipment distributors.

     Denison's large installed customer base provides it with significant aftermarket sales of spare parts and services. In the past, the highest level of aftermarket service has been piston pumps, which tend to be more complex and require more maintenance than vane pumps. Approximately 120,000 piston pumps and 370,000 vane pumps have been manufactured by Denison and are currently in use and therefore may be subject to service. In 1999, 11.7% of the Company's net sales were derived from aftermarket services, primarily the sales of spare and replacement parts.

PRODUCT DEVELOPMENT

     Denison has a long history of emphasizing research and development, dating back to the formation of the Company in 1932. Denison was an early technological leader within the hydraulics industry and has been granted approximately 600 patents since the Company's inception. Denison has remained strongly committed to being on the forefront of technological innovation, as evidenced by the Company's continuing focus on development of new products and enhancements to existing products.

     As of December 31, 1999, Denison's research and development staff consisted of a total of 54 employees. Twenty-nine of these employees conduct research and development on piston pumps and motors at Denison's Ohio facility; ten focus on research and development related to vane pumps and motors at Denison's France facility; and twelve perform research and development on industrial valves at Denison's Germany plant. The main activities of the research and development staff involve modifying and improving existing products and designing variations of existing products to suit specific customer needs. A smaller portion of their time is spent on developing new concepts and new product designs. Denison currently has no plans to significantly change the number of its R&D employees. Denison incurred research and development costs of $3.7 million, $3.1 million and $3.2 million in the years ended December 31, 1999, 1998 and 1997, respectively.

MANUFACTURING AND SUPPLIERS

     The Company's production facilities are located in Marysville, Ohio, Vierzon, France, Tampere, Finland and Hilden, Germany. The Marysville plant manufactures piston pumps and motors, the Vierzon plant manufactures vane pumps and motors, the Tampere plant manufactures manifolds, and the Hilden plant manufactures valves. The manufacturing plants have undergone significant upgrading and rationalization in recent years and are now in superior manufacturing condition. Currently, the facilities are operated in two to three shifts with the possibility of increasing capacity with existing machinery by increasing working hours. Approximately 30% of the manufacturing workforce is dedicated to the production of piston pumps and motors, 39% to the production of vane pumps and motors, 7% to the production of manifolds and 24% to the production of valves. Each facility is equipped with testing equipment to maintain the Company's high quality control standards. The Vierzon, Tampere and Hilden facilities are ISO9001 certified and the Marysville facility is working toward ISO certification.

     The Company manufactures in-house virtually all of the high value-added or quality critical components such as the rotating groups, body components and controls used to build its products. The Company has computerized numerically controlled type flexible machinery and equipment that is organized in a series of work cells, utilizing just-in-time production scheduling techniques. The Company has spent in excess of $27.0 million on new production equipment in the last four years. As a result of these investments, significant gains in productivity efficiency have been realized since 1993. Management believes that the improvement programs in progress will further add to efficiency and promote cost reductions, particularly in piston pump and valve production.

     The Company's ability to produce components to high-level standards of complex design makes it difficult for competitors to offer products of equal performance for certain demanding applications. Modern and innovative machining practices are employed to produce a wide array of products, while assuring process control. The Company also utilizes specialized and precision grinding methods that allow superior speed, precision and efficiency, and innovative fabrication and manufacturing processes. All manufacturing processes employed are well proven and support the Company's efforts to produce products that are both highly durable and reliable.

     The primary products purchased from suppliers are castings (all products), solenoids (valves), turned parts (valves), steel bars (vane and piston), steel and aluminum stock (manifolds), bearings (vane and piston), brass (piston) and shafts. The Company has implemented an aggressive program of consolidating suppliers of component parts and raw materials. This program has resulted in an increased supply of component parts, improved quality, and reduced costs of production materials. Currently, there are few common suppliers between the different manufacturing facilities. Management anticipates that the continuation of this program will yield additional savings in the future.

     The Company's operations involve the handling and use of substances that are subject to foreign, Federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air, and water and establish standards for their storage and disposal. The Company is not involved in any pending or threatened proceedings that would require curtailment of its operations because of such regulations. The Company believes that it is in material compliance with all of such laws in the United States, and it continually expends funds to assure that it remains in material compliance. Investigations of the Company's European facilities have identified areas of contamination and practices, which may be in violation of applicable regulations. Compliance with foreign and domestic environmental laws has not had, and is not expected to have, any material effect on the Company's earnings or competitive position.

SALES AND MARKETING

     Denison has an extensive and well-trained international sales network comprised of 16 regional sales and service subsidiaries and 193 independent fluid power equipment distributors in 52 countries. Distributors buy products from the Company and resell them to end-users. To a small extent, other manufacturers' products are distributed through the Company's channels; however, the Company's distributors do not typically carry products, which compete with the Company's products. Denison's sales and service subsidiaries are full service offices engaged in the customized modification, design, manufacture, packaging, sale and servicing of the Company's hydraulic components and systems. Typically, the sales and service subsidiaries as well as the distributors are staffed with professional engineers who are capable of designing hydraulic systems to meet the requirements of customers' applications. The network is divided into three main geographical regions: Europe, North America and the Asia-Pacific region.

     The Company has a particularly strong sales and marketing network in the United States, which is comprised of 38 sales and marketing employees in 10 states, as well as 27 independent distributors. Direct sales to OEMs and the government account for approximately 46% of total U.S. net sales, with the balance of U.S. net sales effected through distributors.

     Denison's regional sales and service subsidiaries are located in 16 countries around the world, including Germany, the United Kingdom, France, Italy, Scandinavia, Spain, Singapore, Hong Kong, Japan and Australia. Denison's plants supply pumps, manifolds and valves to its regional subsidiaries, which maintain small inventories of the components and parts with the highest customer demand. Each of the regional subsidiaries has the capacity to modify or convert pumps, motors and valves on-site to meet specific needs of customers, thus allowing the subsidiaries to offer a flexible product line without maintaining an extensive inventory. The regional subsidiaries also have sophisticated test rigs to permit on-site diagnosis and repair of Denison products. Together with the additional 193 distributors throughout the world, the regional subsidiaries constitute an international sales network providing extensive support in application engineering, service and repair parts for Denison products worldwide.

     OEMs and distributors are normally updated with technical developments through meetings, training sessions and product brochures, while promotion efforts to other customers are handled by the distributors themselves. The OEMs prefer to purchase all their required equipment from a single source supplier. In order to capitalize on this trend, the Company intends to become a full range supplier within chosen niches in various market sectors. These chosen niches include metal forming, material forming, capital plant and machine tools in the industrial sector; earthmoving and construction, special purpose machinery (including mining) and agriculture in the mobile sector; and a number of applications in the commercial and military marine sector. These have been selected not only on the basis of fit with existing products, but also on the basis of product overlap and management's expectation of above-average growth in demand for these products in the foreseeable future. Management estimates that it is possible for Denison to increase its presence as a full range supplier within these niches through relatively few additions to its existing product range.

CUSTOMERS

     Denison's broad base of well-known customers in the hydraulics industry in the United States, Europe and the Asia-Pacific region attests to the high reliability and quality of the Company's products. In 1999, Denison's top ten OEM and direct end-user customers accounted for approximately 12% of net sales, and the top ten customers overall accounted for approximately 12% of net sales. The markets served by the Company are substantial and diversified, with no single customer accounting for more than 4% of the Company's net sales in 1999.

     The Company's products are primarily utilized in industrial, mobile and marine applications. Industrial applications involve equipment that generally is stationary in factories or processing plants, such as presses, injection molding equipment, power units, drilling equipment, test stands, mining machinery, metal-forming and metal-cutting machinery and machine tools. The requirements of the industrial marketplace are more demanding than most mobile applications since industrial equipment typically operates at significantly higher cycles. The Company's products are designed to meet these operating imperatives. Denison's industrial customers include Cincinnati Milacron (machine tools and injection molding equipment); Ingersoll-Rand and Driltech (rotary drills); General Electric and Solar Turbines (power generation); Harris Waste Management and Kershaw Manufacturing (presses and boilers); and Husky (injection molding equipment).

     Mobile applications involve equipment that generally is not fixed in place, such as construction, demolition, agricultural, mining, lumber and pulp harvest, and utility equipment. These industries tend to place a premium on considerations of space, weight and cost. Mobile customers include Komatsu (construction equipment); Case, Caterpillar and Volvo (wheel loaders); Plasser & Theurer (railroad repair machinery); and PPM Crane (mobile cranes and excavators).

     Marine applications involve equipment used on sea vessels by both commercial and military end-users, such as anchors, ship-mounted winches and deck cranes on aircraft carriers. Marine customers include the U.S. Navy and Hepburn Engineering.

     End users who purchase the Company's products through distributors include Bethlehem Steel and Kaiser Aluminum (primary metals); Boeing and Textron (aerospace); Boise Cascade and Roseberg Forest Products (pulp and paper industry); and Westinghouse and Stewart & Stevenson (power generation). Other major customers include large OEMs such as Grove Manufacturing and Tamrock in the United States; Grange (France), Hagglund & Soner AB (Sweden), Krupp (Germany) and MIR (Italy), in Europe; and IHI, Kawasaki and Mitsubishi in Japan.

BACKLOG

     The Company's backlog of unfilled firm orders was $23.7 million at December 31, 1999, compared with $22.2 million at December 31, 1998. The Company estimates that approximately 98% of the December 31, 1999 backlog will be filled by December 31, 2000.

COMPETITION

     The hydraulics industry is highly fragmented and intensely competitive. The Company competes primarily on the basis of the performance, quality and durability of its products, as well as the availability of aftermarket support through its regional sales and service subsidiaries and through its network of independent fluid power equipment distributors.

     The Company competes with divisions of large corporations, such as Rexroth and divisions of Eaton, Parker Hannifin and Bosch, as well as companies with more limited product lines. Some of the Company's competitors are larger and have greater financial and other resources than the Company and thus can better withstand adverse economic or market conditions as compared to the Company. In addition, companies not currently in direct competition with the Company may introduce competing products in the future.

     The Company has a large number of competitors, some of which are full-line producers and others that are niche suppliers like the Company. The most significant competitors market globally. In addition, the Company faces competition from a number of local companies in regional markets. Full-line producers have the ability to provide integrated hydraulic systems to customers, including components functionally similar to those manufactured by the Company. There has been some consolidation activity in recent years, with large, full-line producers filling out their product lines with the acquisition of smaller, privately held producers. The Company's main competitors by product include Rexroth, Oilgear, Hydrakraft and Parker Hannifin (piston products); Eaton, Atos and Parker Hannifin (vane products); and Rexroth, Bosch, Eaton, Atos and Parker Hannifin (valve products). In addition, various small regional companies compete with the Company's manifold product lines.

EMPLOYEES

     As of December 31, 1999, the Company had 954 full-time employees, including 480 employees in manufacturing and operations, 52 employees in product development, 284 employees in sales and marketing and 138 employees in management and administration. In addition, the Company utilizes the services of approximately 70 temporary employees. Of the Company's full-time employees, 229 are working in the United States, 178 in Germany, 264 in France, 52 in Finland and the remainder in the Company's sales and service facilities. The Company considers its relations with its employees to be satisfactory.

     A collective bargaining agreement with the International Association of Machinists and Aerospace Workers AFL-CIO/CLC, Denison Lodge 427, District Lodge 28, which covers all hourly-paid production and maintenance employees (125 employees overall) at the U.S. facility expired in June 1999. As a result of differences between management and the collective bargaining unit on wage and benefit issues, the bargaining unit conducted a work stoppage. After ten weeks of negotiations, a three-year agreement was executed by both parties, and the bargaining unit returned to work in August 1999. The Company does not believe that the work stoppage is likely to have a material adverse impact on future operations at the facility.

     The French facility has a collective bargaining agreement, the "Convention Collective de la Matallurgie," which covers all employees and is mandatory in French companies which engage in activities such as Denison's. The non-management personnel are represented by several unions. While the German facility is not directly subject to collective bargaining agreements, it does adopt certain provisions of collective bargaining agreements applicable to the metalworking industry in its employment contracts. Such provisions relate to matters such as working conditions, wages and year-end bonuses. Management at each of the facilities believes labor relations to be satisfactory.

ENVIRONMENTAL MATTERS

     The Company's operations involve the handling and use of substances that are subject to foreign, federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the soil, air and water and establish standards for their storage and disposal. A risk of environmental liability is inherent in manufacturing activities.

     Investigations of the Company's European facilities have identified areas of contamination and some practices which may be in violation of applicable regulations. The Company is in the process of determining whether any remediation and/or any changes in current practices are necessary. There can be no assurance that remediation of these facilities will not be required or that fines or sanctions will not be imposed on the Company for violations of environmental law, if any are determined to exist. While management does not believe that compliance with environmental requirements is likely to have a material adverse effect on the Company, there can be no assurance that future additional environmental compliance or remediation obligations will not arise at one or more of the Company's facilities or that such obligations could not have a material adverse effect on the Company's financial condition or results of operations. The Company has an accrual of $1.3 million at December 31, 1999 for anticipated future costs related to environmental liabilities. See Note 14 of "Notes to Consolidated Financial Statements."

PATENTS AND TRADEMARKS

     The Company believes that the growth of its business is dependent upon the quality of its products, its ability to produce products that meet the requirements of its customers and its relationships in the marketplace, rather than the extent of its patents and trademarks. The Company currently has over 100 patents and has been granted approximately 600 patents since its inception. The loss of any single patent is not likely to have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES.

     Denison has administrative, sales and manufacturing facilities located in Marysville, Ohio; Vierzon, France; Tampere, Finland; and Hilden, Germany. All four facilities are owned by the Company and occupy 170,000, 174,100, 120,000 and 146,600 square feet, respectively. The Marysville plant manufactures piston pumps and motors, the Vierzon plant manufactures vane pumps, and motors, the Tampere plant manufactures manifolds, and the Hilden plant manufactures valves. The manufacturing plants have undergone significant upgrading and rationalization in recent years and are now in superior manufacturing condition. Currently, the facilities are operated in two to three shifts with the possibility of increasing capacity with existing machinery by increasing working hours. Approximately 30% of the manufacturing workforce is dedicated to the production of piston pumps and motors, 39% to the production of vane pumps and motors, 7% to the production of manifolds and 24% to the production of valves. Each facility is equipped with testing equipment to maintain the Company's high quality control standards. The Vierzon, Tampere and Hilden facilities are ISO9001 certified and the Marysville facility is working toward ISO certification.

     The Company also owns a sales and service facility in Wakefield, England. In addition, the Company leases or subleases facilities for its regional sales and service subsidiaries in the following countries: Australia, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, Italy, Japan, Luxembourg, the Netherlands, Singapore, Spain, Sweden, the United Kingdom and the United States. The Company believes that its existing facilities are sufficient for its current needs, and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in certain legal proceedings incidental to the normal conduct of its business. The Company does not believe that any liabilities relating to any of the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth the name and position of each of the executive officers of the Registrant.

                                                              Present Office
Name                Age   Position                              Held Since
----                ---   --------                            --------------
J. Colin Keith       55   Chairman of the Board of                 1993
                          Directors
David L. Weir        46   Chief Executive Officer,                 1997
                          President and Director
Anders C.H. Brag     47   Managing Director and Director           1993
Bruce A. Smith       44   Chief Financial Officer and              1998
                          Director
Paul G. Dumond       45   Company Secretary                        1993


                                     PART II

ITEM 5.  MARKET OF THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal trading market for the Company's securities is ADSs listed on the Nasdaq National Market. The Company's ADSs have traded in the U.S. since August 8, 1997 under the symbol "DENHY". Prior to that time, there was no public market for the Companay's securities. Each ADS represents one Ordinary Share, par value $0.01 per Ordinary Share. Each ADS is evidenced by an ADR. Bankers Trust Company is the Depositary for the ADRs. As of December 31, 1999, 11,120,965 ADSs were held by 16 registered ADR holders. The largest holder, The Depository Trust Company, holds 5,848,179 ADSs representing 64 participants.

     The following table shows the high and low sales prices of the ADSs on the Nasdaq National Market for each quarterly period for the two years ended December 31, 1999.

                                     Price per ADS (in U.S. Dollars)
                                  ----------------------------------
Quarterly Period Ended              High            Low
------------------------------    ---------      ---------

March 31, 1998                    $ 18.50        $ 15.25
June 30, 1998                       20.75          17.25
September 30, 1998                  20.25          12.50
December 31, 1998                   14.25          11.75
March 31, 1999                      14.75          11.00
June 30, 1999                       19.25          12.63
December 31, 1999                   11.63           8.50

     At March 29, 2000, the last reported price for an ADS on the Nasdaq National Market was $ 12.25.

         The Company has never declared or paid dividends on its Ordinary Shares. The Company currently intends to retain its earnings to finance the growth and development of its business and, consequently, does not anticipate paying any dividends on the Ordinary Shares in the foreseeable future. Under the Companies Act 1985, as amended, of Great Britain (the "Companies Act"), dividends are payable on the Ordinary Shares only out of profits available for distribution determined in accordance with accounting principles generally accepted in the United Kingdom, which differ in certain respects from US GAAP. In addition, certain of the Company's financing agreements restrict the Company's ability to pay dividends to its shareholders and it is anticipated that future financing agreements will have similar restrictions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated financial data for each of the five years in the period ended December 31, 1999 are derived from the Consolidated Financial Statements of the Company. The selected consolidated financial data of the Company set forth below are qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements, Related Notes and other financial information included in this Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                     YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------
                                      1999        1998       1997        1996        1995
                                   ---------   ---------   ---------   ---------   ---------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                          $ 135,543   $ 145,253   $ 148,388   $ 148,149   $ 139,255
Cost of sales                         90,430      90,917      94,008      95,312      91,185
                                   ---------   ---------   ---------   ---------   ---------
Gross profit                          45,114      54,336      54,380      52,837      48,070
Selling, general
  and administrative
  expenses                            31,966      33,028      33,618      35,336      35,066
                                   ---------   ---------   ---------   ---------   ---------
Operating income                      13,147      21,308      20,762      17,501      13,004
Other income/(expense)                   693           0       2,175       1,829         369
Interest income
  (expense), net                         354         938         218          48        (372)
                                   ---------   ---------   ---------   ---------   ---------
Income before taxes                   12,808      22,246      23,155      13,001      13,001
Provision for income
  Taxes                                4,522       5,956       3,367       2,437       1,657
                                   ---------   ---------   ---------   ---------   ---------
Net income                         $   8,286   $  16,290   $  19,788   $  16,941   $  11,344
                                   =========   =========   =========   =========   =========
Basic earnings per share           $     .75   $    1.47   $    1.84   $    1.61   $    1.08
                                   =========   =========   =========   =========   =========
Diluted earnings per share
                                   $     .74   $    1.46   $    1.82   $    1.59   $    1.06
                                   =========   =========   =========   =========   =========


CONSOLIDATED BALANCE SHEET DATA:

                                                AT DECEMBER 31,
                             ----------------------------------------------------
                               1999       1998       1997       1996       1995
                             --------   --------   --------   --------   --------
                                           (DOLLARS IN THOUSANDS)
Cash and cash equivalents    $ 31,173   $ 35,799   $ 30,337   $ 19,144   $ 16,001
Working capital                66,533     66,432     63,834     51,074     39,782
Total assets                  128,820    143,457    107,493     93,726     86,023
Total debt(1)                   5,697     12,881      2,478      4,177      8,889
Redeemable preferred stock       --         --         --        1,141      1,036
Total shareholders' equity     81,060     78,527     59,552     39,120     24,355

(1) Total debt comprises bank lines of credit with a maturity of less than one year, long-term debt (including current portion) and capital lease obligations (including current portion).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following should be read in conjunction with "Item 6. Selected Financial Data" and the Company's Consolidated Financial Statements and the Notes related thereto appearing elsewhere in this Form 10-K.

     Although the Company reports its financial results in U.S. dollars, approximately 70% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported net sales, as well as the cost of goods sold, gross profit, selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     The Company's net sales decreased 6.7% to $135.5 million in fiscal 1999 from $145.3 million in fiscal 1998. During the same period, net sales in North America decreased 23.1% to $40.9 million from $53.2 million; net sales in Europe increased 1.7% to $77.1 million from $75.8 million; and net sales in Asia-Pacific region increased 8.0% to $17.5 million from $16.2 million. The strengthening US dollar against most of the functional currencies earned by the Company, combined with a slow-down in the Company's North American markets supporting the mining and gas and oil exploration markets, and a ten-week work stoppage at the Company's Marysville, Ohio manufacturing facility were the primary reasons for the reduced revenues realized. Partially offsetting these factors were strong first year sales of the Company's manifold operations in Tampere, Finland, a company acquired late in 1998, and a recovering demand for the Company's products in the Asia-Pacific markets.

     Restated (at average exchange rates for fiscal 1998), net sales for fiscal 1999 were $137.6 million, a 5.3% decrease from fiscal year 1998. The increased sales revenue for the period attributable to the changes in exchange rate was $2.1 million. Restated (at average exchange rates for fiscal 1998), net sales for fiscal 1999 for the Company's European operations increased 6.1% to $80.4 million from $75.8 million; while net sales for the Asia-Pacific region remained constant with 1998 net sales of $16.2 million.

     The Company's gross profit decreased to $45.1 million in fiscal 1999 from $54.3 million in fiscal 1998. Gross profit as a percentage of net sales decreased to 33.3% in fiscal 1999 from 37.4% in fiscal 1998. The decreased gross profit was primarily attributable to the decreased volume demand realized, combined with planned production curtailments throughout 1999 to reduce inventory levels and the impact of the work stoppage at the Company's Marysville, Ohio manufacturing facility. Worldwide inventories were reduced in 1999 from 1998 levels by $5.2 million (before the impact on inventory balances from currency fluctuations). Partially offsetting these factors were strong first year earnings from the Company's manifold operations in Tampere, Finland, combined with the impact of cost reductions made throughout 1999 and prior fiscal years.

     Gross profit in North America decreased 43.7% to $9.0 million in fiscal 1999 from $15.8 million in fiscal 1998. Gross profit in Europe decreased 7.0% to $30.6 million in fiscal 1999 from $32.9 million in fiscal 1998, and Asia-Pacific gross profit increased 6.0% to $5.3 million in fiscal 1999 from $5.0 million in fiscal 1998. Restated (at average exchange rates for fiscal 1998), gross profit in Europe was $31.7 million, or a 3.7% decrease over fiscal 1998, and gross profit in the Asia-Pacific region was $4.9 million, or a 2.0% decrease over fiscal 1998. The total gross profit decrease for the period attributable to the exchange rate differences was $0.7 million. Restated (at average exchange rates for fiscal 1998), consolidated gross profit as a percentage of net sales decreased to 33.4% for fiscal 1999 compared to 37.4% for fiscal 1998.

     Selling, general and administrative ("SG&A") expenses decreased 3.2% to $32.0 million for fiscal 1999 from $33.0 million for fiscal 1998. These expenses as a percentage of net sales were 23.6% for fiscal 1999 as compared to 22.7% for fiscal 1998. Restated (at average exchange rates for fiscal 1998), SG&A decreased 2.1% to $32.3 million (23.5% of net sales) in fiscal 1999 from $33.0 million (22.7% of net sales) in fiscal 1998. The restated decrease in these expenses for fiscal 1999 as compared to fiscal 1998 is due primarily to the impact of cost reductions implemented by the Company in fiscal 1999 and prior fiscal years.

The increase in these expenses as a percentage of net sales is reflected by a currency adjusted decrease in net sales revenue leveraged from a 2.1% marginal decrease in SG&A expenses.

     Operating income decreased 38.5% to $13.1 million in fiscal 1999 from $21.3 million in fiscal 1998. Operating income as a percentage of net sales decreased to 9.7% in fiscal 1999 from 14.7% in fiscal 1998. Restated (at average exchange rates for fiscal 1998), operating income decreased 36.2% to $13.6 million (9.9% of net sales) in fiscal 1999 from $21.3 million (14.7% of net sales) in fiscal 1998. The changes in exchange rates had the effect of decreasing operating income for the period by $0.5 million.

     Other expense increased to $0.7 million (.5% of net sales) in fiscal 1999 from $0.0 million in fiscal 1998. The increase in other expense was the result of recognition of non cash currency losses on inter-company loans throughout fiscal 1999, with no such transactions completed in fiscal 1998.

     Net interest income was $354,000 in fiscal 1999 compared to $938,000 of net interest income in fiscal 1998. The decrease in interest income was primarily due to decreased interest bearing cash balances held at the subsidiary level, with funds utilized to reduce the borrowings utilized in the acquisition of Lokomec Oy, the Company's facility in Tampere, Finland in December 1998, combined with lower worldwide investment rates on the Company's cash balances.

     The effective tax rate for fiscal 1999 was 35.3% compared to 26.9% for fiscal 1998. This change is the result of year-to-year variations in the country sources of the Company's profits, in each case at tax rates that vary among jurisdictions. The provision for taxes decreased 24.1% to $4.5 million in fiscal 1999 compared to $6.0 million in fiscal 1998. This provision as a percentage of net sales decreased to 3.3% in fiscal 1999 from 4.1% in fiscal 1998, reflecting the lower operating margins discussed earlier.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     The Company's net sales decreased 2.1% to $145.3 million in fiscal 1998 from $148.4 million in fiscal 1997. During the same period, net sales in North America decreased 7.3% to $53.2 million from $57.4 million; net sales in Europe increased 11.1% to $75.8 million from $68.2 million; and net sales in Asia-Pacific region decreased 28.5% to $16.2 million from $22.7 million. The strengthening US dollar against most of the functional currencies earned by the Company, combined with a slow-down in the Company's markets supporting the mining and gas and oil exploration markets were the primary reasons for the reduced revenues realized. Partially offsetting these factors was the strong demand for the Company's vane and piston product lines in Europe.

     Restated (at average exchange rates for fiscal 1997), net sales for fiscal 1998, were $148.2 million, virtually equal to fiscal 1997. The increased sales revenue for the period attributable to the changes in exchange rate was $2.9 million. Restated (at average exchange rates for fiscal 1997), net sales for fiscal 1998 for the Company's European operations increased 12.5% to $76.8 million from $68.2 million; while net sales for the Asia-Pacific region decreased 22.2% to $17.7 million from $22.7 million.

     The Company's gross profit decreased slightly to $54.3 million in fiscal 1998 from $54.4 million from fiscal 1997. Gross profit as a percentage of net sales increased to 37.4% in fiscal 1998 from 36.7% in fiscal 1997. The increased gross profit was primarily attributable to a favorable mix of the Company's more profitable product lines, combined with margin enhancements attained from cost reduction initiatives implemented at the Company's manufacturing facilities.

     Gross profit in North America decreased 13.5% to $15.8 million in fiscal 1998 from $18.3 million in fiscal 1997. Gross profit in Europe increased 18.0% to $32.9 million in fiscal 1998 from $27.9 million in fiscal 1997, and Asia-Pacific gross profit decreased 39.6% to $5.0 million in fiscal 1998 from $8.3 million in fiscal 1997. Restated (at average exchange rates for fiscal 1997), gross profit in Europe was $33.4 million, or a 19.7% increase over fiscal 1997, and gross profit in the Asia-Pacific region was $5.5 million, or a 33.9% decrease over fiscal 1997. The total gross profit decrease for the period attributable to the exchange rate differences was $0.8 million. Restated (at average exchange rates for fiscal 1997), consolidated gross profit as a percentage of net sales increased to 37.2% for fiscal 1998 compared to 36.7% for fiscal 1997.

     SG&A expenses decreased 1.8% to $33.0 million for fiscal 1998 from $33.6 million for fiscal 1997. These expenses as a percentage of net sales were equal to fiscal 1997 performance of 22.7%. Restated (at average exchange rates for fiscal 1997), SG&A increased 0.8% to $33.9 million (22.9% of net sales) in fiscal 1998 from $33.6 million (22.7% of net sales) in fiscal 1997. THE RESTATED INCREASE IN THESE EXPENSES FOR FISCAL 1998 AS COMPARED TO FISCAL 1997 IS DUE PRIMARILY TO COSTS ASSOCIATED WITH RESTRUCTURING IN THE COMPANY'S ASIAN-PACIFIC AND NORTH AMERICAN OPERATIONS. The increase in these expenses as a percentage of net sales is reflected by currency adjusted flat net sales revenue leveraged from a 0.8% marginal increase in SG&A expenses.

     Operating income increased 2.6% to $21.3 million in fiscal 1998 from $20.8 million in fiscal 1997. Operating income as a percentage of net sales increased to 14.7% in fiscal 1998 from 14.0% in fiscal 1997. Restated (at average exchange rates for fiscal 1997), operating income increased 2.2% to $21.2 million (14.3% of net sales) in fiscal 1998 from $20.8 million (14.0% of net sales) in fiscal 1997. The changes in exchange rate had the effect of decreasing operating income for the period by $0.1 million.

     Other income decreased to $0 in fiscal 1998 from $2.2 million (1.5% of net sales) in fiscal 1997. The decrease of other income was the result of recognition of a gain on disposal of surplus real estate assets in Germany for fiscal 1997, with no such transactions completed in fiscal 1998.

     Net interest income was $938,000 in fiscal 1998 compared to $218,000 of net interest income in fiscal 1997. The increase in interest income was primarily due to increased interest bearing cash balances held at the subsidiary level, combined with funds from the Company's initial public offering. These funds were utilized late in fiscal 1998 to partially fund the acquisition of Lokomec Oy.

     The effective tax rate for fiscal 1998 was 26.8% compared to 14.5% for fiscal 1997. This change is the result of year-to-year variations in the country sources of the Company's profits, in each case at tax rates that vary among jurisdictions. The provision for taxes increased 77.0% to $6.0 million in fiscal 1998 compared to $3.4 million in fiscal 1997. This provision as a percentage of net sales increased to 4.1% in fiscal 1998 from 2.3% in fiscal 1997. During fiscal 1997, the Company recognized a tax credit of $1.9 million to record deferred tax assets related to its U.S. operations. There were no such tax credits recognized in fiscal 1998. Excluding the impact of the tax credit, the effective tax rate for fiscal 1997 was 22.7% compared to 26.8% for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

                                                       YEAR ENDED AND AT DECEMBER 31,
                                                      --------------------------------
                                                        1999        1998        1997
                                                      --------    --------    --------
                                                              (DOLLARS IN THOUSANDS)
Cash & cash equivalents                               $ 31,174    $ 35,799    $ 30,337
Net cash provided by operating activities               13,246      14,859      16,985
Net cash used in investing activities                   (7,051)    (20,692)     (5,225)
Net cash provided by (used in) financing activities     (7,416)     10,333       1,899



Effect of exchange rate changes on cash                 (3,404)        962      (2,466)

     Historically the Company has funded its cash requirements through cash flow from operations, although short-term fluctuations in working capital requirements for some of the Company's subsidiaries have been met through borrowings under revolving lines of credit obtained locally. The Company's primary uses of cash have been to fund capital expenditures, acquisitions and to service and repay debt.

     Net cash provided by operating activities for fiscal 1999 decreased to $13.2 million from $14.9 million in fiscal 1998. The $1.7 million decrease in net cash provided by operating activities for fiscal 1999 compared to fiscal 1998 was attributable to a $8.0 million decrease in net income, partially offset by a $5.2 million increase in sources of cash from operating assets and liabilities, and a $ 1.1 million increase in depreciation / amortization. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

     Net cash used in investing activities was $7.1 million for 1999, compared to $20.7 million for fiscal 1998. Investing activities in 1999 consisted largely of investment in manufacturing equipment for the Company's four production facilities, an additional expenditure under an earn out arrangement with the former owners of Lokomec Oy, a company acquired late in 1998, and the investments in hardware and software as part of the Company's year 2000 compliance projects. During 1998, investing activities also reflect the acquisition of 100% of the outstanding shares of Lokomec Oy for $10.9 million, net of cash acquired. The Company anticipates that it will incur approximately $6.0 million for capital expenditures for fiscal 2000, excluding any acquisitions of new businesses.

     Net cash used by financing activities was $ 7.4 million for fiscal 1999 compared to net cash provided of $10.3 million for 1998. The decrease of $17.7 million in net cash provided by financing activities for fiscal 1999 compared to fiscal 1998 was primarily attributable to the partial repayment of short term bank borrowings of $12.0 million borrowed in 1998 to facilitate the Lokomec acquisition.

     The effect of exchange rate changes on cash and cash equivalents was ($ 3.4 million) and $.9 million for fiscal 1999 and fiscal 1998, respectively. As approximately greater than two thirds of the Company's business is transacted in currencies other than the U.S. dollar, foreign currency fluctuations had a significant impact on dollar reported balances for fiscal 1999 compared to fiscal 1998. The $4.3 million increase in the exchange rate impact on cash and cash equivalents was attributable to a continuing 1999 strengthening U.S. dollar against most of the functional currencies earned by the Company in its European operations. The average dollar-weighted foreign currency decrease for fiscal 1999 for the Company's European operations was 8.5%.

     In April 1999, the Company's Japan subsidiary entered into a bank loan with a bank that provided $3.0 million for working capital and acquisitions. Borrowings under the agreement are secured by a guarantee by the Company. At December 31, 1999, $1.5 million was outstanding under the bank loan. Interest on the loan accrues at a rate of 2.25%. Interest on the loan is payable quarterly.

     In May 1999, the Company's U.S. subsidiary entered into an revolving credit note with a bank that provides up to $15.0 million for working capital and acquisitions. Borrowings under the agreement are secured by a guarantee by the Company. At December 31, 1999 $3.5 million was outstanding under the note. Interest on the line, which is based on LIBOR plus 0.875% (6.995% at December 31, 1999), is payable monthly.

     Short-term borrowings outside the United States under available informal credit facilities are typically a result of overdrafts. At December 31, 1999, the Company had an additional $.6 million of other foreign debt outstanding. The Company also has an additional $2.6 million of unused foreign credit facilities. The banks may withdraw these facilities at any time. The weighted average interest rates on short-term borrowings as of December 31, 1999 and 1998 were 5.1% and 6.0% respectively.

IMPACT OF INFLATION

     The impact of inflation on the operating results of the Company has been moderate in recent years reflecting generally lower rates of inflation in the economy and relative stability in the Company's cost structure. Although inflation has not had, and the Company does not expect that it will have, a material impact on operating results, there is no assurance that the Company's business will not be effected by inflation in the future.

EXPOSURE TO CURRENCY FLUCTUATIONS

     A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, equivalent European Euro currencies and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. In 1999, for example, the Company experienced a 1.7% increase in net sales in the European region (denominated in local currencies); however, the dollar-translated net sales figures showed a net increase due to the fluctuation of the dollar against the local currencies of 6.1%. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the Company currently engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may not do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

     The following table illustrates the effect of the currency exchange rates on certain of the Company's income items in fiscal 1999 and fiscal 1998 which have been recalculated to show what such amounts would have been applying 1997 average exchange rates to 1998 amounts and 1998 average exchange rates to 1999 amounts.

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                     1998             1999            AT 1998
                                     ----             ----            -------
                                    ACTUAL           ACTUAL       EXCHANGE RATES
                                   --------         --------      --------------
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                          $145,253         $135,543         $137,629
Gross profit                         54,336           45,113           45,630
Operating income                     21,308           13,147           13,587
Net income                           16,290            8,286            8,530
Basic earnings per share               1.47              .75              .77
Diluted earnings per share             1.46              .74              .77


                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                   1997             1998            AT 1997
                                   ----             ----            -------
                                  ACTUAL           ACTUAL       EXCHANGE RATES
                                 --------         --------      --------------
                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                        $148,388         $145,253         $148,201
Gross profit                       54,380           54,336           55,145
Operating income                   20,762           21,308           21,226
Net income                         19,788           16,290           16,168
Basic earnings per share             1.84             1.47             1.46
Diluted earnings per share           1.82             1.46             1.45


IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. The Company expensed approximately $750,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products or services of third parties. The Company will continue to monitor its mission critical computer applications and those of its customers, suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed properly.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     This Form 10-K includes and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-K regarding the Company's strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in its forward-looking statements and undue reliance should not be placed on the Company's forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements. The Company has included important factors in the cautionary statements included or incorporated in this Form 10-K that the Company believes could cause actual results or events to differ materially from the forward-looking statements made. The Company's forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments the Company may make. The Company does not assume any obligation to update any forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risks relating to the Company's operations result primarily from changes in exchange rates or interest rates or weak economic conditions in the markets in which the Company sells its products. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

     Foreign Currency Risk

     The Company enters into foreign exchange contracts to hedge some of its foreign currency exposure. The Company uses such contracts to hedge exposure to foreign currency exchange rates associated with anticipated costs to be incurred in a foreign currency. The Company seeks to minimize the risk that the expenses incurred by a subsidiary in a currency other than its functional currency will be affected by changes in the exchange rates. THE COMPANY BELIEVES THAT THE POSSIBLE FINANCIAL STATEMENT IMPACT OF ITS FOREIGN CURRENCY FORWARD CONTRACTS IS IMMATERIAL.

     Interest Rate Risk

     The Company's interest bearing liabilities are most sensitive to changes in the London InterBank Offered Rate (LIBOR) as substantially all of its short term investments bear minimal interest rate risk.

     As of December 31, 1999, the Company had approximately $5.6 million outstanding on its revolving line of credit and short term credit agreements. The potential loss to the Company over one year that would result from a hypothetical, instantaneous, and unfavorable change of 100 basis points in the interest rates of all applicable assets and liabilities would be approximately be $0.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            DENISON INTERNATIONAL PLC

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       PAGE

Report of Independent Auditors                                          23

Consolidated Balance Sheets as of December 31, 1999 and 1998            24

Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997                                      26

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1999, 1998 and 1997                  27

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997                                      28

Notes to Consolidated Financial Statements                              30

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Denison International plc

     We have audited the consolidated balance sheets of Denison International plc and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item
14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denison International plc and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respect the information set forth therein.

                                               /S/ ERNST & YOUNG LLP

Columbus, Ohio
February 11, 2000

                                   DENISON INTERNATIONAL PLC
                                       AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                        (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                           DECEMBER 31,
                                                                    -------------------------
                                                                      1999             1998
                                                                    --------         --------
Current assets:
   Cash and cash equivalents                                        $ 31,174         $ 35,799
   Accounts  receivable,  less  allowances  of                      $  2,175              and
     $2,395 in 1999 and 1998, respectively                            28,267           29,716
   Inventories                                                        31,453           38,236
   Other current assets                                                3,566            4,513
                                                                    --------         --------
     Total current assets                                             94,460          108,264
Property, plant and equipment, net                                    24,519           24,726
Other assets                                                           2,727            2,013
Goodwill, net of accumulated  amortization of $345 and $145
   in 1999 and 1998, respectively                                      7,114            8,454
                                                                    --------         --------
     Total assets                                                   $128,820         $143,457
                                                                    ========         ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                    DECEMBER 31,
                                                                            ---------------------------
                                                                               1999              1998
                                                                            ---------         ---------
Current liabilities:
   Notes payable to bank                                                    $   5,586         $  12,532
   Accounts payable                                                             9,027            10,973
   Accrued payroll and related expenses                                         3,996             4,349
   Other accrued liabilities                                                    7,527            12,408
   Income tax payable                                                           1,680             1,259
   Current portion of capital lease obligations                                   111               311
                                                                            ---------         ---------
     Total current liabilities                                                 27,927            41,832
Noncurrent liabilities:
   Capital lease obligations, less current portion                               --                  38
   Pension accrual                                                             10,506            10,785
   Other noncurrent liabilities                                                 4,516             5,921
   Negative goodwill, net of accumulated amortization of
     $6,195 and $4,823 in 1999 and 1998, respectively                           4,811             6,354
                                                                            ---------         ---------
                                                                               19,833            23,098
                                                                            =========         =========
  Shareholders' equity:
   'A' ordinary shares (pounds sterling)8.00 par value; 7,125 shares authorized, and 7,015 issued and outstanding in 1999
     and 1998                                                                      86                86
   Ordinary shares $0.01 par value; 15,000,000 shares
     authorized, and 11,113,950 and 11,097,450 shares
     issued and outstanding in 1999 and 1998, respectively                        111               111
   Additional paid-in capital                                                   5,479             5,453
   Capital redemption reserve                                                   1,090             1,090
   Retained earnings                                                           82,691            74,405
   Accumulated other comprehensive loss                                        (8,397)           (2,618)
                                                                            ---------         ---------
Total shareholders' equity                                                     81,060            78,527
                                                                            ---------         ---------
Total liabilities and shareholders' equity                                  $ 128,820         $ 143,457
                                                                            =========         =========


        The accompanying notes are an integral part of these statements.

                                         DENISON INTERNATIONAL PLC
                                             AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                            (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                         1999                 1998                1997
                                                       ---------            ---------           ---------
Net sales                                              $ 135,543            $ 145,253           $ 148,388
Cost of sales                                             90,430               90,917              94,008
                                                       ---------            ---------           ---------
Gross profit                                              45,113               54,336              54,380
Selling, general and administrative expenses              31,966               33,028              33,618
                                                       ---------            ---------           ---------
Operating income                                          13,147               21,308              20,762
Other income (expense)                                      (693)                --                 2,175
Interest (expense) income, net                               354                  938                 218
                                                       ---------            ---------           ---------
Income before taxes                                       12,808               22,246              23,155
Provision for income taxes                                 4,522                5,956               3,367
                                                       ---------            ---------           ---------
Net income                                             $   8,286            $  16,290           $  19,788
                                                       =========            =========           =========
Basic earnings per share                               $     .75            $    1.47           $    1.84
                                                       =========            =========           =========
Diluted earnings per share                             $     .74            $    1.46           $    1.82
                                                       =========            =========           =========



        The accompanying notes are an integral part of these statements.

                                                      DENISON INTERNATIONAL PLC
                                                           AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                        A                                           A
                                     ORDINARY             ORDINARY              ORDINARY            ORDINARY            ADDITIONAL
                                     SHARES OF            SHARES OF             SHARES OF           SHARES OF              PAID
                                 (POUNDS STERLING)                          (POUNDS STERLING)                           CAPITAL (II)
                                     8.00 EACH           $0.01 EACH              8.00 EACH         $0.01 EACH
                                     ---------            ---------              ---------          ---------          -------------
                                         (NUMBER OF SHARES)
Balance at January 1, 1997            7,015             10,528,950                    86              105                    862
Issuance of ordinary shares in
  connection with initial public
  offering                               --                450,000                    --                5                  4,475
Exercise of stock options                --                450,000                    --                1                     74
Ordinary shares canceled                 --                (15,000)                   --               --                     --
Net Income                               --                     --                    --               --                     --
Pension liability adjustment             --                     --                    --               --                     --
Translation adjustment                   --                     --                    --               --                     --
Comprehensive Income
Transfer on redemption of
  redeemable preferred stock             --                     --                    --               --                     --
                                      -----             ----------                  ----             ----                  -----
Balance at December 31, 1997          7,015             11,057,700                    86              111                  5,411
Exercise of stock options                --                 39,750                    --               --                     42
Net income                               --                     --                    --               --                     --
Translation adjustment                   --                     --                    --               --                     --
Comprehensive Income                     --                     --                    --               --                     --
                                      -----             ----------                  ----             ----                  -----
Balance at December 31, 1998          7,015             11,097,450                   $86             $111                 $5,453
Exercise of stock options                --                 16,500                    --               --                     26
Net income                               --                     --                    --               --                     --
Translation adjustment                   --                     --                    --               --                     --
Comprehensive Income                     --                     --                    --               --                     --
                                      -----             ----------                  ----             ----                  -----
Balance at December 31, 1999          7,015             11,113,950                   $86             $111                 $5,479
                                      =====             ==========                  ====             ====                 ======


                                                                          ACCUMU-
                                                                        LATED OTHER
                                                                          COMPRE-
                                         CAPITAL                          HENSIVE            COMPRE-
                                        REDEMPTION        RETAINED        INCOME             HENSIVE
                                         RESERVE       EARNINGS (III)     (LOSS)          INCOME (LOSS)          TOTAL
                                         -------       -------------   ------------       -------------          -----
Balance at January 1, 1997                  --            39,417           (1,350)                            39120
Issuance of ordinary shares in
  connection with initial public
  offering                                  --                --               --              --             4,480
Exercise of stock options                   --                --               --              --                75
Ordinary shares canceled                    --                --               --              --                --
Net Income                                  --            19,788               --          19,788            19,788
Pension liability adjustment                --                --              497             497               497
Translation adjustment                      --                --           (4,408)         (4,408)           (4,408
                                                                                          -------
Comprehensive Income                                                                      $15,877
                                                                                          =======
Transfer on redemption of
  redeemable preferred stock             1,090            (1,090)              --                                --
                                         -----            ------            -----                            ------
Balance at December 31, 1997             1,090            58,115           (5,261)                           59,552
Exercise of stock options                   --                --               --              --                42
Net income                                  --            16,290               --          16,290            16,290
Translation adjustment                      --                --            2,643           2,643             2,643
                                                                                          -------
Comprehensive Income                        --                --               --         $18,933                --
                                         -----            ------            -----         =======            ------
Balance at December 31, 1998            $1,090           $74,405          $(2,618)                          $78,527
Exercise of stock options                   --                --               --              --                26
Net income                                  --             8,286               --           8,286             8,286
Translation adjustment                      --                --           (5,779)         (5,779)           (5,779
Comprehensive Income                        --                --               --         $ 2,507                --
                                         -----            ------            -----         =======            ------
Balance at December 31, 1999             $1,090          $82,691          $(8,397)                          $81,060
                                         ======          =======          =======                           =======


(i) The share capital has been retroactively restated to reflect the restructuring of the Company's share capital in July 1997, as described in Note 1(c) of Notes to the Consolidated Financial Statements.

(ii)     Additional paid in capital is not distributable.

(iii) Retained earnings available for distribution as dividends by the parent company at December 31, 1999 were $50,624,000.








        The accompanying notes are an integral part of these statements.

                                             DENISON INTERNATIONAL PLC
                                                 AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (U.S. DOLLARS IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                      1999              1998             1997
                                                                    --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  8,286          $ 16,290          $ 19,788
Adjustments to reconcile net income to net cash provided by
   operating activities:
Amortization of goodwill                                              (1,172)           (1,417)             (754)
Depreciation                                                           4,676             3,703             3,382
Deferred income taxes                                                    306               210            (1,668)
Gain on sale of assets                                                    32               (65)           (2,175)
Changes in operating assets and liabilities:
Accounts receivable                                                     (146)            2,245            (2,431)
Inventories                                                            4,510            (7,526)             (568)
Other current assets                                                   1,438              (768)             (255)
Other assets                                                              58                27                26
Accounts payable                                                        (873)              (86)              252
Accrued payroll and related expenses                                       3            (1,017)             (538)
Income tax payable                                                       476              (670)              928
Other accrued liabilities                                             (4,370)            1,359              (379)
Pension accrual                                                          220               527               356
Other noncurrent liabilities                                            (198)            2,047             1,021
                                                                    --------          --------          --------
Net cash provided by operating activities                             13,246            14,859            16,985
                                                                    --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of subsidiary, net of cash acquired                            (788)          (10,923)             --
Purchase of property, plant and equipment                             (6,345)           (9,923)           (7,400)
Proceeds from disposal of property, plant and equipment                   82               154             2,175
                                                                    --------          --------          --------
Net cash used in investing activities                                 (7,051)          (20,692)           (5,225)
                                                                    --------          --------          --------


                                                                                   YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                        1999               1998                1997
                                                                      --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolving line of credit                    993             12,000               --
Net repayment on lines of credit                                        (8,204)            (1,041)              (528)
Redemption of stock                                                       --                 --               (1,090)
Repayment of capital lease obligations                                    (231)              (668)            (1,038)
Net proceeds from sale of ordinary shares                                 --                 --                4,480
Proceeds from exercise of stock options                                     26                 42                 75
                                                                      --------           --------           --------
Net cash (used in) provided by financing activities                     (7,416)            10,333              1,899
                                                                      --------           --------           --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                        (4,625)             5,462             11,193
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                        35,799             30,337             19,144
                                                                      --------           --------           --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                      $ 31,174           $ 35,799           $ 30,337
                                                                      ========           ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                         $    807           $    221           $    330
Income taxes paid                                                     $  4,109           $  6,418           $  4,107
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES
Acquisition of property and equipment through capital leases
                                                                      $   --             $   --             $    218



        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

(a)  Business of the Company

     Denison International plc (the "Company"), a Company incorporated in England and Wales, and its subsidiaries manufacture and distribute hydraulic pumps and valves. The manufacturing plants are located in the United States, Germany, France, and Finland and there are sales and distribution operations in the United Kingdom, Canada, Sweden, Denmark, The Netherlands, Spain, Italy, Japan, Australia, Hong Kong and Singapore.

(b)  Incorporation

     The Company was incorporated on March 10, 1993 as Alnery No. 1278 Limited and on May 14, 1993 changed its name to Denison International Limited ("DIL") and re-registered as a public limited company on July 28, 1997.

(c)  Share Restructuring and Initial Public Offering

     Throughout the period from January 1, 1994 to December 31, 1996, the Company's authorized share capital was (pounds sterling)682,500, divided into 500,000 A Ordinary Shares, (pounds sterling)0.01 par value per share, ("A Ordinary Share") and 1,000,000 B Ordinary Shares, (pounds sterling)0.01 par value per share ("B Ordinary Share") and 667,500 cumulative redeemable preference shares, (pounds sterling)1.00 par value per share. Each A Ordinary Share entitled the holder to one vote and each B Ordinary Share entitled the holder to 1.85 votes.

     On January 23, 1997 the Company redeemed the 667,500 preference shares.

     On July 24, 1997 (i) 667,500 unallocated preference shares, (pounds sterling)1.00 par value per share, were canceled; (ii) the Company's then outstanding A Ordinary Shares and B Ordinary Shares were redesignated as Ordinary Shares, (pounds sterling)0.01 par value per share, ranking pari passu;
(iii) the Company made a bonus issue (stock dividend) of seven Ordinary Shares for every one Ordinary Share then held; (iv) the then outstanding Ordinary Shares, (pounds sterling)0.01 par value per share, were consolidated into 700,930 Ordinary Shares, (pounds sterling)0.08 par value per share; (v) all of the authorized and outstanding Ordinary Shares, (pounds sterling)0.08 par value per share, were redesignated as A Ordinary Shares; (vi) the Company made a bonus issue (stock dividend) of fifteen Ordinary Shares, $0.01 par value per share, for each A Ordinary Share; (vii) 570 A Ordinary Shares, (pounds sterling)0.08 par value per share, were subscribed; and (viii) the then outstanding A Ordinary Shares were consolidated into 7,015 A Ordinary Shares, (pounds sterling)8 par value per share.

     As a result, the Company's authorized share capital was 15,000,000 Ordinary Shares, $0.01 par value per share, and 7,125 A Ordinary Shares, (pounds sterling)8 par value per share. After the reorganization, there were 10,513,950 Ordinary Shares and 7,015 A Ordinary Shares issued and outstanding.

     On August 8, 1997 the Company completed an initial public offering in which it issued and sold 450,000 Ordinary shares at $16.00 per share (the "Offering"). Net proceeds from the Offering were $4,480,000.

2.  BASIS OF FINANCIAL STATEMENTS

Companies Act 1985

     These consolidated financial statements do not comprise the Company's statutory accounts within the meaning of section 240 of the Companies Act 1985, as amended, of Great Britain (the "Companies Act"). The Company's statutory accounts, which are its primary consolidated financial statements, are prepared in accordance with accounting principles generally accepted in the United Kingdom ("U.K. GAAP") in compliance with the Companies Act and are presented in pounds sterling. Statutory accounts for the years ended December 31, 1997 and 1998 have been, and for the year ended December 31, 1999 will be filed with the Registrar of Companies for England and Wales. The auditors' reports on those accounts previously filed were unqualified.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated on consolidation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

3.  SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies applied in their preparation are as follows:

Cash and Cash Equivalents

     The Company considers all highly liquid investments having an original maturity of three months or less to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Work-in-progress and finished goods include the cost of direct materials and labor plus a reasonable proportion of manufacturing overheads based on normal levels of activity.

Property, Plant and Equipment

     Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives as follows:

            Buildings owned by the Company          33 to 38 years
            Leaseholds                              Life of lease
            Plant and equipment                     4 to 10 years

Goodwill

     Goodwill (including negative goodwill) is amortized using the straight-line method over periods of ten to thirty years. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired. Negative goodwill represents the excess of the estimated fair value of net assets acquired (after the elimination of the carrying value of all noncurrent assets) over the purchase price.

     The Company's policy is to periodically review its goodwill and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

Environmental Remediation

     Environmental liabilities are recorded based on the most probable cost if known or on the estimated minimum cost, determined on a site by site basis. The Company's environmental liabilities are not discounted and do not take into consideration any possible future insurance proceeds or any significant amounts of claims against other third parties.

Revenue Recognition

     The Company recognizes revenues from the sale of its products at the time of shipment to the customer. Provision is made currently for estimated product returns which may occur.

Warranty

     The Company generally warrants its products for one year. An estimate of the amount required to cover warranty expense on products sold is charged against income at the time of sale. Other liabilities include accrued warranty costs of $1.6 million and $2.2 million at December 31, 1999 and 1998, respectively, of which $1.5 million and $2.2 million are classified as short-term.

Advertising Expense

     The Company expenses the costs of advertising as incurred. Advertising expenses include the promotion of specific products and kinds of advertising include Company and product catalogues, business and industrial publications. Advertising expense was $0.9 million, $0.9 million and $1.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Research and Development

     Expenditures for research and development are expensed as incurred. Research and development expense was $3.7 million, $3.1 million and $3.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Income Taxes

     Full provision is made for income taxes using the liability method on all temporary differences between financial reporting and tax bases of assets and liabilities, using enacted tax rates and laws.

Foreign Currency

     The functional currencies of the Company and its subsidiaries are their local currencies.

     For U.S. reporting purposes, these consolidated financial statements are translated from local currency into U.S. dollars using year-end rates for the balance sheets and average rates for statements of operations and cash flows in accordance with Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation." Translation gains and losses are accumulated in the accumulated other comprehensive income or loss component of shareholders' equity.

     Foreign currency transactions are converted into functional currencies at the rates of exchange at the transaction date or average rate for the period of the transaction. Exchange gains and losses arising from transactions in foreign currencies are recorded in the consolidated statements of operation and are insignificant for all years presented.

Stock Based Compensation

     As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("FAS 123"), the Company accounts for employee share option grants using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price equals the estimated market price on the date of grant, no compensation expense has been recognized for stock option awards. The effect of applying the fair value method of FAS 123 to the Company's option grants is presented in Note 9.

Earnings per Common Share

     Basic net income per share is computed using the weighted average number of shares outstanding during the period. Diluted net income per share is computed using the weighted average number of shares and diluted equivalent shares outstanding during the period. Dilutive equivalent shares consist of stock options (see Note 10).

Concentrations of Business and Credit Risk

     Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains adequate reserves for potential losses and such losses, which have historically been minimal, have been within management's estimates.

     The Company sells the majority of its products to distributors and original equipment manufactures throughout North America, Europe and Asia-Pacific.

Comprehensive Income (Loss)

     In 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 established rules for reporting and display of comprehensive income and its components; however, the adoption of FAS 130 had no impact on the Company's net income or shareholders' equity. FAS 130 requires pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

     Accumulated other comprehensive loss on the balance sheet consists of:

                                                      DECEMBER 31,
                                                -----------------------
                                                   1999         1998
                                                 -------      -------
                                               (U.S. DOLLARS IN THOUSANDS)

     Pension liability adjustment                    (43)         (43)
     Cumulative translation adjustment            (8,354)      (2,575)
                                                 -------      -------
     Accumulated other comprehensive loss        $(8,397)     $(2,618)
                                                 =======      =======

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") effective for years beginning after June 15, 1999, (the Company's year ending December 31, 2000). The effective date has been delayed to June 15, 2000, (the Company's year ending December 31, 2001), as the result of the FASB's issuance in August, 1999 of FAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective date of FASB Statement No. 133". FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined what the effect of FAS 133 will be on the earnings and financial position of the Company.

4.  INVENTORIES

     Inventories consisted of the following:

                                                DECEMBER 31,
                                       ----------------------------
                                         1999                1998
                                        -------            -------
                                        (U.S. DOLLARS IN THOUSANDS)

     Finished goods                      18,482             22,486
     Work-in-progress                     2,565              3,343
     Raw materials and supplies          10,406             12,407
                                        -------            -------
                                        $31,453            $38,236
                                        =======            =======

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net, consisted of the following:

                                                 DECEMBER 31,
                                              --------------------
                                                1999        1998
                                              -------      -------
                                           (U.S. DOLLARS IN THOUSANDS)

     Land and buildings                       $ 3,952      $ 2,538
     Machinery and equipment                   33,859       32,238
     Motor vehicles                               911          975
                                              -------      -------
                                               38,722       35,841
     Less accumulated depreciation            (14,203)     (11,115)
                                              -------      -------
     Property, plant and equipment, net       $24,519      $24,726
                                              =======      =======


6.  BANK NOTES PAYABLE

     In May 1999, the Company's U.S. subsidiary entered into a revolving credit agreement with a bank that provides up to $15.0 million for working capital and acquisitions. Borrowings under the agreement are guaranteed by the Company. At December 31, 1999, $3.5 million was outstanding under the time note. Interest on the note accrues at a rate of LIBOR + 0.875% (6.995% at December 31, 1999). Interest on the note is payable monthly. The revolving credit note is due on April 30, 2002. This note is classfied as current based on the Company's intention to repay the note in fiscal 2000.

     In April 1999, the Company's Japan subsidiary entered into a bank loan that provided $3.0 million for working capital and acquisitions. Borrowings under the agreement are guaranteed by the Company. At December 31, 1999, $1.5 million was outstanding under the bank loan. Interest on the loan accrues at a rate of 2.25% and is payable quarterly. The bank loan is due on April 20, 2000.

     Other short-term borrowings outside the United States under available informal credit facilities are typically a result of overdrafts. At December 31, 1999, the Company had an additional $.6 million of other foreign debt outstanding. The Company also has an additional $2.6 million of unused foreign credit facilities. These facilities may be withdrawn at any time by the banks.

     The weighted average interest rates on short-term borrowings as of December 31, 1999 and 1998 were 5.1% and 6.0%, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company estimates the fair values of financial instruments at the balance sheet dates using available market information and appropriate valuation methodologies. These estimates are highly subjective in nature and involve uncertainties and significant judgment in interpretation of current market data. The estimated fair values of the Company's financial instruments approximate their carrying values at December 31, 1999 and 1998.

     The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date they are consummated. The Company hedges some anticipated transactions, primarily intercompany purchases, through the use of forward contracts. Gains and losses on contracts that are designated and effective as hedges of anticipatory intercompany purchase transactions are market-to-market and recognized currently in cost of sales. Forward contracts and the related value at risk were not material at December 31, 1999 and 1998. There can be no assurance that these strategies will be effective.

8.  ACQUISITIONS

     On December 23, 1998 the Company closed its acquisition of Lokomec Oy effective as of October 1, 1998, for a cash purchase price of $16,038,000 ($10,923,000 net of cash acquired). Lokomec is a manufacturer of hydraulic manifolds located in Tampere, Finland. The acquisition was accounted for using the purchase method of accounting, and the operating results of Lokomec have been included in the consolidated results of the Company from October 1, 1998. An imputed interest charge covering the period from October 1, 1998 to December 23, 1998 has been reflected in the results of Lokomec included in the 1998 consolidated results of the Company. Goodwill of $8,599,000 is being amortized by the straight-line method over 30 years. Three months of amortization expense is included in the Company's 1998 consolidated statement of operations.

     The purchase price may be increased dependent upon the achievement of certain operating objectives, principally based upon earnings before interest and taxes over a 3 year period. In 1999, the Company paid $788,000 related to this earnout provision.

     The following unaudited pro forma summary presents the Company's combined 1998 results as if the acquisition occurred at January 1, 1998, after giving effect to certain adjustments including goodwill amortization. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition occurred at January 1, 1998:

                                                  December 31, 1998
                                             (U.S. dollars in thousands)

              Revenue                               $ 153,901
                                                    =========
              Net income                            $  17,891
                                                    =========
              Basic earnings per share              $    1.61
                                                    =========
              Diluted earnings per share            $    1.61
                                                    =========
9.  STOCK OPTIONS

     The Company's Executive Stock Option Plan authorizes awards to employees in the form of options to purchase the Company's Ordinary Shares. The aggregate number of Ordinary Shares for which options may be granted under the plan is 850,000. Options granted under the plan are for periods not to exceed 10 years, and must be issued at the higher of par value or the fair market value of the shares on the date of grant. Options vest over four years from the date of grant subject to any additional restrictions which may be imposed by the board of directors. Pro forma information regarding net income and earnings per share is required under FAS 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. Prior to the Offering, the Company used the minimum value method to estimate the fair value of options at the grant date, assuming a risk free rate of 6%, no dividend yield and an expected life of 5 years. After the Offering, the Company adopted the Black-Scholes method to estimate the fair value of options at the date of grant with the following assumptions for 1999, 1998 and 1997: risk-free interest rates of 6%, volatility of 37%, 42% and 42% respectively, no dividend yield and an expected life of 5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                       1999         1998         1997
                              (U.S. dollars in thousands, except per share data)
Pro forma net income                 $7,183       $15,587      $19,603
Pro forma earnings per share:        $  .65       $  1.41      $  1.83
    Basic                            $  .65       $  1.40      $  1.80
    Diluted


     The following table summarizes share option activity for Ordinary Shares:

                                       1999                         1998                     1997
                               -----------------------   -----------------------  ---------------------
                                             WEIGHTED                  WEIGHTED                 WEIGHTED
                                             AVERAGE                   AVERAGE                  AVERAGE
                                             EXERCISE                  EXERCISE                 EXERCISE
                                 OPTIONS      PRICE        OPTIONS      PRICE       OPTIONS      PRICE
                               -----------------------   -----------------------  ---------------------
OUTSTANDING BEGINNING OF YEAR    626,000    $  16.66       370,250    $  13.98      150,000    $  0.93
GRANTED                           46,000       12.75       327,500       17.75      314,000      16.28
EXERCISED                        (16,500)       1.53       (39,750)       0.98      (93,750)       .80
FORFEITED                         (5,000)      12.88       (32,000)      16.22         --         --
                               -----------------------   -----------------------  ---------------------
OUTSTANDING END OF YEAR          650,500    $  13.98       626,000    $  16.66     370,250     $ 13.98
                               =======================   =======================  =====================

EXERCISABLE AT END OF YEAR       222,875                    83,520                  15,000

WEIGHTED-AVERAGE FAIR VALUE
  OF OPTIONS GRANTED DURING
  THE YEAR                         $5.40                     $8.05                   $5.47


     Share options outstanding at December 31, 1999 are summarized as follows:

                                              OUTSTANDING                                       EXERCISABLE
                               --------------------------------------------   ------------------------------------
                                                          WEIGHTED-
                                          WEIGHTED        AVERAGE                                 WEIGHTED
                                          AVERAGE         REMAINING                               AVERAGE
                                          EXERCISE        CONTRACTUAL                             EXERCISE
                               NUMBER      PRICE            LIFE                NUMBER             PRICE
                               --------------------------------------------   ------------------------------------
Exercise prices between
$12.75 and $19.53             650,500      16.81             7.8               222,875             $16.82



10.      EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   1999               1998              1997
                                               -----------        -----------        -----------
                                                (U.S. dollars in thousands, except share and
                                                               per share data)
Numerator:
     Net income                                $     8,286        $    16,290        $    19,788
                                               ===========        ===========        ===========
Denominator:
     Denominator for basic earnings per
     share -- weighted-average shares           11,120,965         11,089,607         10,738,578
     Effect of dilutive stock options                8,127             43,649            125,467
                                               -----------        -----------        -----------
     Denominator for diluted earnings
     per share -- adjusted weighted-
     average shares                             11,129,092         11,133,256         10,864,045
                                               ===========        ===========        ===========
Basic earnings per share                       $       .75        $      1.47        $      1.84
                                               ===========        ===========        ===========
Diluted earnings per share                     $       .74        $      1.46        $      1.82
                                               ===========        ===========        ===========


11.  COMMITMENTS

     The Company has purchase commitments with various vendors for approximately $1.4 million as of December 31, 1999. These purchase commitments are payable during 2000.

     Future minimum lease payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1999

                                               CAPITAL      OPERATING
                                               LEASES        LEASES
                                               ------        ------
                                              (U.S. dollars in thousands)
     2000                                     $   182       $  1,560
     2001                                          --            879
     2002                                          --            739
     2003                                          --            454
     2004                                          --             --
     Thereafter                                    --              5
                                              -------       --------
     Total minimun lease payments                 182       $  3,657
                                                            ========
     Less amount representing interest            (71)

     Less current portion                        (111)           111
                                              --------
     Long-term obligation                     $    --
                                              ========


     Property, plant and equipment include the following amounts for leases that have been capitalized at December 31, 1999 and 1998:

                                                   DECEMBER 31,
                                                   -----------
                                                1999           1998
                                                ----           ----
                                            (U.S. DOLLARS IN THOUSANDS)
     Machinery and equipment                  $ 1,598       $ 1,794
     Less accumulated depreciation               (900)         (880)
                                              -------       -------
                                              $   698       $   914
                                              =======       =======

     Amortization of leased assets is included in depreciation expense. The interest element of the rental obligations is charged to income over the period of the lease at the estimated effective interest rate implicit in the lease.

     Rent expense charged to operations for the years ended December 31, 1999, 1998 and 1997 was $1.5 million, $1.6 million and $1.8 million, respectively.

12.  INCOME TAXES

     The Company's income before income taxes relates to operations in the United Kingdom and operations other than the United Kingdom (foreign). The relationship between income before income taxes and the provision for income taxes varies from period to period because each jurisdiction in which the Company operates has its own system of taxation (not only with respect to the statutory rate, but also with respect to the availability of deductions, credits, and other benefits) and because the amounts earned in and subject to tax by, each jurisdiction changes from period to period.

     For financial reporting purposes, income before income taxes includes the following components:

                                     YEAR ENDED DECEMBER 31,
                                 ------------------------------
                                   1999       1998       1997
                                 -------     -------    -------
                                   (U.S. DOLLARS IN THOUSANDS)
     Pretax income:
          United Kingdom         $ 2,821     $ 2,866    $ 1,775
          Foreign                  9,987      19,380     21,380
                                 -------     -------    -------
                                 $12,808     $22,246    $23,155
                                 =======     =======    =======


     Significant components of the provision for income tax expense were as follows:

                                              YEAR ENDED DECEMBER 31,
                                         ----------------------------
                                           1999       1998       1997
                                           ----       ----       ----
Current:
   United Kingdom                        $  491     $  335     $   --
   Foreign                                3,725      5,411      5,035
                                         ------     ------     ------
     Total Current                       $4,216     $5,746     $5,035
                                         ======     ======     ======

Deferred:
   United Kingdom                            --         --         --
   Foreign                                  306        210     (1,668)
                                         ------     ------     ------
     Total provision for income taxes    $4,522     $5,956     $3,367
                                         ======     ======     ======


     The effective tax rate on earnings before income taxes varies from the current U.K. statutory income tax rate as follows:

                                                                          DECEMBER 31
                                                                          -----------
                                                                   1999       1998       1997
                                                                   ----       ----       ----
Provision at statutory rate                                         31%        31%       31%
Foreign operations taxed at rates different from United
  Kingdom Statutory rate                                             2          7         9
Reduction in valuation allowance relating to utilization                                 (7)
  of NOL carry forwards and other deferred tax assets               (1)        (6)       (7)
Release of valuation allowance                                      --         --        (1)
Amortization of negative goodwill                                   (2)        (2)
Other--net (primarily cost basis differences on property,
  plant and equipment)                                              (5)        (3)      (10)
                                                                    ---        ---      ----
Effective tax rate                                                  35%        27%       15%
                                                                    ==         ==        ==


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes recorded at the applicable statutory rates where the Company's operations are located.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       December 31,
                                                   --------------------
                                                     1999         1998
                                                   -------      -------
     Deferred tax assets:
          Employee benefits                        $ 1,038      $ 1,091
          Net operating loss carryforwards           7,487        8,667
          Other                                      3,014        3,811
     Valuation allowance                            (9,134)     (10,739)
                                                   -------      -------

     Deferred tax assets                             2,405        2,830
                                                   -------      -------
     Deferred tax liabilities (Fixed Assets)         1,145        1,264

     Net deferred tax assets                       $ 1,260      $ 1,566
                                                   =======      =======

         A valuation allowance has been provided against the net deferred tax assets for financial reporting purposes in respect of temporary differences and net operating loss carryforwards. These deferred tax assets primarily relate to existing net operating losses and basis differences that arose as part of the June 15, 1993 acquisition. Certain of these net operating losses and future tax deductions are subject to limitations under foreign tax law which are described further below. The valuation allowance has been reduced by $1.6 in both fiscal 1999 and fiscal 1998.

         At December 31, 1999, the Company had net operating loss carryforwards ("NOLS") of approximately $17.4 million for foreign tax purposes, of which $12.5 million will be allowable against national taxes and $4.9 million will be allowable against local trade taxes. Approximately $4.5 million of NOL deductions in the U.S. are limited under Section 382 of the Internal Revenue Code to $0.6 million per year expiring in 2007. The Company and its subsidiaries file for group relief or consolidated tax returns in the jurisdictions where available.

         The Company has not provided for taxes on undistributed foreign earnings since the Company intends to reinvest these earnings in the future growth of the business.

13.      PENSION AND OTHER POSTRETIREMENT BENEFITS

         The Company operates four defined benefit plans in the United States, Germany and Japan. The plans are generally funded in advance by contributions from the Company at rates assessed by each plan's professionally qualified actuaries. Plan assets consist principally of corporate and government bonds and common stocks.

         In addition to the Company's defined benefit pension plans, the Company's U.S. subsidiary provides health care and life insurance benefits for certain retired employees, and life insurance benefits for certain active employees. The health care and life insurance plans are non-contributory and the health care plan contains other cost-sharing features such as deductibles and coinsurance.

         The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the consolidated balance sheets for the defined benefit and other postretirement plans as of December 31:

                                                           PENSION BENEFITS                OTHER BENEFITS
                                                           ----------------                --------------
                                                        1999             1998          1999           1998
                                                     -----------     -----------     --------       ----------
                                                                     (U.S. DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation beginning of year                   $ 16,057      $    14,082     $    929       $      911
Service cost                                                342              493            4                5
Interest cost                                               871              884           56               59
Actuarial (gain)/loss                                      (732)             506           58             (209)
Benefits paid                                              (669)            (752)        (177)            (120)
Special termination benefits                                 --               --           --              283
Exchange rate changes                                      (922)             844           --               --
                                                       --------      -----------     --------       ----------
Benefit obligation at end of year                      $ 14,947      $    16,057     $    870             $929
                                                       --------      -----------     --------       ----------


                                                           PENSION BENEFITS                OTHER BENEFITS
                                                           ----------------                --------------
                                                        1999             1998          1999           1998
                                                     -----------     -----------     --------       ----------
                                                                     (U.S. DOLLARS IN THOUSANDS)
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year         $  5,312      $     5,189           --               --
Actual return on plan assets                                337              343           --               --
Employer contributions                                      231              275          177              120
Benefits paid                                              (370)            (501)        (177)            (120)
Exchange rate changes                                        57               13           --               --
                                                       --------      -----------     --------       ----------
Fair value of plan assets at end of year               $  5,567      $     5,319     $      0       $        0
                                                       --------      -----------     --------       ----------

RECONCILIATION OF FUNDED STATUS
Funded status                                            (9,381)         (10,738)        (870)            (929)
Unrecognized actuarial (gain)/loss                         (813)            (190)          19           (40)178
Unrecognized net asset                                      180              186           --               --
Accumulated other comprehensive income                      (43)             (43)          --               --
                                                       --------      -----------     --------       ----------
Accrued benefit cost                                   ($10,057)     ($   10,785)        (851)            (969)
                                                       --------      -----------     --------       ----------

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
SHEETS CONSISTS OF:
Prepaid benefit cost                                   $    449      $        --     $     --       $       --
Accrued benefit liability                               (10,506)         (10,785)        (870)            (929)
                                                       --------      -----------     --------       ----------
Net amount recognized                                  ($10,057)     ($   10,785)    ($   870)      ($     929)
                                                       ========      ===========     ========       ==========

ADDITIONAL YEAR-END INFORMATION FOR PLANS WITH
BENEFIT OBLIGATIONS IN EXCESS OF PLAN ASSETS
Projected benefit obligation                             14,180           15,139
Accumulated benefit obligation                           13,258           14,027
Fair value of plan assets                                 4,631            4,390

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                342              493            4               5
Interest cost                                               871              884           56              59
Expected return on plan assets                             (352)            (345)          --              --
Amortization of transitional (asset) or obligation           38               31           --              --
Recognized actuarial (gain) or loss                          17               (2)          --               9
                                                       --------      -----------     --------       ----------
Net periodic benefit cost                                   916            1,061           60              73
                                                       --------      -----------     --------       ----------

ADDITIONAL (GAIN) OR LOSS RECOGNIZED DUE TO:

Special termination benefits                                 --               --           --             283

WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31

Discount rate                                              6.05%            5.93%        7.50%           6.75%
Rate of increase in compensation levels                    2.40%            2.40%          --              --
Expected long-term rate of return on assets                6.75%            6.87%          --              --


      The annual assumed health care cost trend rate is 6% for the years subsequent to December 31, 1999 and is assumed to remain at 6% thereafter.


     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care trend rate would have the following effects:

(U.S. dollars in thousands)                       1% Increase       1% Decrease
---------------------------                       -----------       -----------

Effect on total service and interest cost           $   28           $    23
Effect on postretirement benefit obligation         $  186           $   154

14. CONTINGENCIES

     The Company remains involved in environmental cleanup efforts at Company owned sites. The Company's estimate of the total anticipated cost of the cleanup efforts is $3.0 million of which $1.7 million has been spent as of December 31, 1999. Remaining accrued cleanup costs total $1.3 million of which $1.3 million is classified in the consolidated financial statements as long-term accrued liabilities. The liability was reduced by $.5 million and $.4 million, respectively, in 1999 and 1998.

     Because of the uncertainties relating to remediation activities, the future expenditures to remediate the currently identified sites could be higher than the accrued liability. Although it is difficult to assess the final outcome related to environmental exposures, management believes that these liabilities are fully accrued for in the accompanying consolidated financial statements.

15.  SEGMENT INFORMATION

     The Company operates exclusively in the hydraulics industry. Substantially all revenues result from the sale of hydraulics products. The Company's reportable segments are based on geographic area. The accounting policies of the operating segments are the same as described in Note 3. Sales are determined based on the country of origin. The Company evaluates the performance of its operating segments based on operating profit after elimination of profits on transfers between geographic area.

     A summary of the Company's operations by geographic area follows:

                                                                     1999               1998              1997
                                                                     ----               ----
SALES TO UNAFFILIATED COMPANIES:
     United Kingdom                                                $ 8,903            $10,172           $11,248
     France                                                         16,562             17,215            15,762
     Germany                                                        10,697             12,450            11,717
     Rest of Europe                                                 40,954             35,964            29,496
                                                                  --------           --------          --------
              Total Europe                                          77,116             75,801            68,223

     United States                                                  34,540             45,170            50,097
     Canada                                                          6,384              8,055             7,342
                                                                  --------           --------          --------
              Total N. America                                      40,924             53,225            57,439

     Asia-Pacific                                                   17,503             16,227            22,726
                                                                  --------           --------          --------
              Total consolidated                                  $135,543           $145,253          $148,388
                                                                  ========           ========          ========

TRANSFERS BETWEEN GEOGRAPHIC AREA:
     United Kingdom                                                $   107            $   143           $   164
     France                                                         21,698             27,357            23,193
     Germany                                                        14,151             17,118            15,329
     Rest of Europe                                                    210                214               250
                                                                  --------           --------          --------
              Total Europe                                          36,166             44,832            38,936

     United States                                                   8,840             11,557            13,647


     Canada                                                              0                  0                 0
                                                                  --------           --------          --------
              Total N. America                                       8,840             11,557            13,647


     Asia-Pacific                                                       36                 69               108
                                                                  --------           --------          --------
              Total transfers                                       45,042             56,458            52,691
              Eliminations                                         (45,042)           (56,458)          (52,691)
                                                                  --------           --------          --------
Total consolidated                                                 $     0            $     0           $     0
                                                                   =======            =======           =======

DEPRECIATION EXPENSE:
     United Kingdom                                                $   166            $   122           $   154
     France                                                          1,626              1,480             1,468
     Germany                                                           524                394               326
     Rest of Europe                                                    648                342               217
                                                                       ---                ---               ---
              Total Europe                                           2,964              2,338             2,165

     United States                                                   1,287              1,046               912
     Canada                                                             15                 18                14
                                                                  --------           --------          --------
              Total N. America                                       1,302              1,064               926

     Asia-Pacific                                                      410                301               291
                                                                  --------           --------          --------

              Total consolidated                                   $ 4,676            $ 3,703           $ 3,382
                                                                  ========           ========          ========

OPERATING INCOME:

     United Kingdom                                                $ 3,391            $ 2,428            $ 2,309
     France                                                          5,981              7,442              5,475
     Germany                                                          (628)             2,724              1,049
     Rest of Europe                                                  4,628              3,071              1,403
                                                                  --------           --------          --------
              Total Europe                                          13,372             15,665             10,236

     United States                                                    (468)             5,183              7,873
     Canada                                                            506                961                713
                                                                  --------           --------          --------
              Total N. America                                          38              6,144              8,586

     Asia-Pacific                                                     (263)              (501)             1,940
                                                                  --------           --------          --------

              Total consolidated                                   $13,147             $21,308           $20,762
                                                                   =======             =======           =======

IDENTIFIABLE ASSETS:

     United Kingdom                                                $15,461            $ 9,211           $10,098
     France                                                         21,274             33,035            23,766
     Germany                                                        14,214             17,615            13,311
     Rest of Europe                                                 32,140             36,308            14,791
                                                                  --------           --------          --------
              Total Europe                                          83,089             96,169            61,966

     United States                                                  26,182             29,007            27,059
     Canada                                                          4,183              3,950             3,788
                                                                  --------           --------          --------
              Total N. America                                      30,365             32,957            30,847

     Asia-Pacific                                                   15,366             14,331            14,680
                                                                  --------           --------          --------

              Total consolidated                                  $128,820           $143,457          $107,493
                                                                  ========           ========          ========


16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                QUARTER ENDED
                                          ---------------------------------------------------------------
                                           MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
                                           --------         -------       ------------      -----------
1999
Net Sales                                  $36,469          $34,593          $30,192          $34,289
GROSS PROFIT                                12,561           12,411            9,171           10,970
Operating Income                             3,936            4,190            1,725            3,296
Net Income                                   2,886            2,873              885            1,642
Basic Earnings per Share                      0.26             0.26             0.08             0.15
Diluted Earnings per Share                    0.26             0.26             0.08             0.14

1998
Net Sales                                  $37,371          $35,343          $34,016          $38,523
GROSS PROFIT                                13,862           14,080           12,920           13,474
Operating Income                             5,322            6,292            5,287            4,407
Net Income                                   3,877            4,830            4,212            3,371
Basic Earnings per Share                      0.35             0.44             0.38             0.30
Diluted Earnings per Share                    0.35             0.43             0.38             0.31

17. SUBSEQUENT EVENTS (UNAUDITED)

     On February 16, 2000 the Company entered into an agreement to acquire 100% of the outstanding shares of Valmet Hydraulics OY ("Valmet"), a wholly owned subsidiary of Metso Corporation and incorporated and located in Finland. Valmet designs, manufactures and distributes hydraulic rotating house LSHT motors for wheel and roll drives and hydraulic radial piston rotors for harvesting machines. In 1999 Valmet had net sales of approximately USD $16.5 million. The Company expects to close on the acquisition in the second quarter of 2000.

     In March 2000 the Company entered into an agreement to acquire 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A. ("Calzoni"), a wholly owned subsidiary of Intek S.p.A and incorporated and located in Italy. Calzoni designs, manufactures and distributes radial piston oil-pressure motors for industrial hydraulics applications. In 1999 Calzoni had net sales of approximately USD $11.0 million. The Company expects to close on the acquisition in the second quarter of 2000.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     The information regarding Directors appearing under the caption "Election of Directors" in the Company's Definitive Proxy Statement to be used in connection with the Annual General Meeting of Stockholders to be held on May 8, 2000 (the "2000 Proxy Statement") is incorporated herein by reference, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this item as to executive officers of the Company is included in Part I (See "Executive Officers of the Company") of this Annual Report on Form 10-K. Information required by Item 405 of Regulation S-K is set forth in the 2000 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to "Ownership of Common Stock by Certain Beneficial Owners" in the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS.

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

     (a) Documents filed as part of this Form 10-K:

         1.   Financial Statements

              The 1999 Consolidated Financial Statements of Denison International plc and Subsidiaries are included in Part II,
              Item 8.

         2.   Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts is enclosed at page F-1 of this Form 10-K.

              All other financial statement schedules for the Company and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

         3.   Exhibits

              See the Index to Exhibits at page 48 of this Form 10-K.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                INDEX OF EXHIBITS

    Exhibit No.                             Description

       2.1 Agreement, dated December 23, 1998, by and among Denison International plc, Merifire OY and other persons named therein.*

       3.1           Memorandum and Articles of Association of the Company.**

       4.1 Form of Deposit Agreement, among the Company, Bankers Trust Company, as Depository, and holders from time to time of American Depository Shares issued thereunder (including as an exhibit the form of American Depository Receipt and the form of said Agreement).**

       4.2           Form of Ordinary Share Certificate.**

       10.1          The Denison International Stock Option Plan.**

       10.2 Employment Agreement, dated as of June 1, 1998, by and between David L. Wein, Denison Hydraulics, Inc. and Denison International plc.**

       10.3 Unsecured Credit Note Dated May, 1999 between Denison Hydraulics, Inc. and Bank One, NA

       21.1          Subsidiaries of Registrant

       23.1          Consent of Ernst & Young LLP

       27.1          Financial Data Schedule

       ------------
       * Filed as an exhibit to the Company's Annual Report on Form 20-F for the year ended December 31, 1998 and incorporated herein by reference.
       ** Filed as an exhibit to the Company's Registration Statement on Form F-1 (Registration No. 333-7248) and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Denison International plc
                                     (registrant)

                                     By: /s/ Bruce A. Smith
                                         -------------------------------------
                                         Bruce A. Smith
                                         Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/ J. Colin Keith                                          March 29, 2000
     -------------------------------------------------------
     J. Colin Keith, Chairman of the Board

     /s/ Anders C. H. Brag                                       March 29, 2000
     -------------------------------------------------------
     Anders C. H. Brag, Managing Director and Director

     /s/ David L. Weir                                           March 29, 2000
     -------------------------------------------------------
     David L. Weir, President, Chief Executive Officer and
     Director (Principal Executive Officer)

     /s/ Bruce A. Smith                                          March 29, 2000
     -------------------------------------------------------
     Bruce A. Smith, CFO and Director (Principal Financial
     Officer and Principal Accounting Officer)

                                   SCHEDULE II
                                   -----------

                            DENISON INTERNATIONAL PLC

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS
                                             BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                            BEGINNING OF     COSTS AND        OTHER       DEDUCTIONS       END OF
                                               PERIOD        EXPENSES       ACCOUNTS     (WRITE-OFFS)      PERIOD
                                               ------        --------       --------     ------------      ------
DESCRIPTION

Allowance for bad and doubtful debts
     Year ended December 31, 1997                 2,538          1,291     (210)  (a)          (532)        3,087
     Year ended December 31, 1998                 3,087            261       62   (a)        (1,015)        2,395
     Year ended December 31, 1999                 2,395          1,060     (225)  (a)        (1,055)        2,175

Exchange adjustment



                                       F-1

                                INDEX OF EXHIBITS

    Exhibit No.                             Description

       2.1 Agreement, dated December 23, 1998, by and among Denison International plc, Merifire OY and other persons named therein.*

       3.1           Memorandum and Articles of Association of the Company.**

       4.1 Form of Deposit Agreement, among the Company, Bankers Trust Company, as Depository, and holders from time to time of American Depository Shares issued thereunder (including as an exhibit the form of American Depository Receipt and the form of said Agreement).**

       4.2           Form of Ordinary Share Certificate.**

       10.1          The Denison International Stock Option Plan.**

       10.2 Employment Agreement, dated as of June 1, 1998, by and between David L. Wein, Denison Hydraulics, Inc. and Denison International plc.**

       10.3 Unsecured Credit Note Dated May, 1999 between Denison Hydraulics, Inc. and Bank One, NA

       21.1          Subsidiaries of Registrant

       23.1          Consent of Ernst & Young LLP

       27.1          Financial Data Schedule

       ------------
       * Filed as an exhibit to the Company's Annual Report on Form 20-F for the year ended December 31, 1998 and incorporated herein by reference.
       ** Filed as an exhibit to the Company's Registration Statement on Form F-1 (Registration No. 333-7248) and incorporated herein by reference.