Form 10-Q
period 2000-03-31
DENISON INTERNATIONAL PLC
filed 2000-05-15
CIK 1042598

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM_________ TO ___________

                        Commission file number 000-29358

                            DENISON INTERNATIONAL PLC
             (Exact name of registrant as specified in its charter)

                England and Wales                        Not Applicable
         -------------------------------                ----------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

            14249 Industrial Parkway
                Marysville, Ohio                             43040
    ----------------------------------------               ----------
    (Address of principal executive offices)               (Zip Code)

                                 (937) 644-4437
                  --------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                 ----------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Ordinary Shares, $0.01 par value, 11,113,950 shares as of May 12, 2000
     "A" Ordinary Shares, (pound)8.00 par value, 7,015 shares as of May 12, 2000

                                TABLE OF CONTENTS

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

Item 1  Financial Statements                                                  1
           Condensed Consolidated Balance Sheets (Unaudited)                  1
           Condensed Consolidated Statements of Operations (Unaudited)        2
           Condensed Consolidated Statements of Cash Flows (Unaudited)        3
           Notes to Condensed Consolidated Financial Statements (Unaudited)   4

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            10
           Results of Operations                                             10
           Liquidity and Capital Resources                                   12
           Market Risk                                                       13
           Business Outlook                                                  14
           Forward-looking Statements                                        14

Item 3  Quantitative and Qualitative Disclosures About Market Risk           14

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                    15

Item 2  Changes in Securities and Use of Proceeds                            15

Item 3  Defaults upon Senior Securities                                      15

Item 4  Submission of Matters to a Vote of Securities Holders                15

Item 5  Other Information                                                    15

Item 6  Exhibits and Reports on Form 8-K                                     15

        Exhibit Index                                                        17
        Signatures                                                           18

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            DENISON INTERNATIONAL PLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 MARCH 31,               DECEMBER 31,
                                                                                 ---------               ------------
                                                                                   2000                      1999
                                                                                   ----                      ----
Current assets:
                                                                                (Unaudited)                (Audited)
     Cash and cash equivalents                                                    $31,709                   $31,174
     Accounts receivable, less allowances of $1,647 and $2,175 at
       March 31, 2000 and December 31, 1999, respectively                          31,463                    28,267
     Inventories                                                                   30,037                    31,453
     Other current assets                                                           3,885                     3,566
                                                                                 ---------               ------------
         Total current assets                                                      97,094                    94,460
     Property, plant and equipment, net                                            23,171                    24,519
     Other assets                                                                   2,623                     2,727
     Goodwill, net of accumulated amortization of $412 and $345 at
       March 31, 2000 and December 31, 1999, respectively                           7,422                     7,114
                                                                                    -----                     -----
       Total assets                                                              $130,310                  $128,820
                                                                                 ========                  ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable to bank                                                        $ 5,506                  $  5,586
     Accounts payable                                                               8,185                     9,027
     Other accrued liabilities                                                     15,026                    13,203
     Current portion of capital lease obligations                                      98                       111
                                                                                      ---                     -----
     Total current liabilities                                                     28,815                    27,927
Noncurrent liabilities:
     Capital lease obligations, less current portion                                    -                         -
     Pension accrual                                                               10,246                    10,506
     Other noncurrent liabilities                                                   4,332                     4,516
     Negative goodwill, net of accumulated amortization of $5,305 and
       $4,966 at March 31, 2000 and December 31, 1999, respectively                 4,406                     4,811
                                                                                    -----                     -----
                                                                                   18,984                    19,833
Shareholders' equity:
     `A' ordinary shares (pound)8.00 par value; 7,125 shares authorized, and
       7,015 issued and outstanding at March 31, 2000 and December 31,
       1999                                                                            86                        86
     Ordinary shares $0.01 par value; 15,000,000 shares authorized, and 11,113,950  issued and outstanding at March 31, 2000 and
       December 31, 1999                                                              111                       111
     Additional paid-in capital                                                     5,479                     5,479
     Capital redemption reserve                                                     1,090                     1,090
     Retained earnings                                                             85,853                    82,691
     Accumulated other comprehensive income (loss)                                (10,108)                   (8,397)
                                                                                 ---------                 ---------
     Total shareholders' equity                                                    82,511                    81,060
                                                                                   ------                    ------
       Total liabilities and shareholders' equity                                $130,310                  $128,820
                                                                                 ========                  ========

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL PLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        2000             1999
                                                                      --------         --------
Net sales...................................................          $37,033           $36,469
Cost of sales...............................................           23,689            23,908
                                                                       ------            ------
Gross profit................................................           13,344            12,561
Selling, general and
  administrative expenses...................................            8,874             8,625
                                                                        -----            ------
Operating income............................................            4,470             3,936
Other income................................................              102                --
Interest
  income, net...............................................               98                71
                                                                       ------           -------
Income before taxes.........................................            4,670             4,007
Provision for income taxes..................................            1,508             1,121
                                                                       ------           -------
Net income..................................................           $3,162           $ 2,886
                                                                       ======           =======
Basic earnings per share....................................           $  .28           $   .26
                                                                       ======           =======

Diluted earnings per share                                             $  .28           $   .26
                                                                       ======           =======

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL PLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (U.S. DOLLARS IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          2000                1999
                                                                          ----                ----
Net cash provided by operating activities.....................           $1,853              $2,933
                                                                         ------              ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment.....................             (624)             (2,982)
Proceeds from disposal of
  property, plant and
  equipment...................................................               41                   5
Net cash used in investing activities.........................             (583)             (2,977)
                                                                           -----             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on lines of credit..............................              (59)             (8,020)
Repayment of capital lease
  obligations.................................................              (13)               (161)
Proceeds from exercise of
Net cash used in financing
  Activities..................................................              (72)             (8,181)
                                                                            ----              ------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH.............................................             (663)             (1,875)
                                                                           -----             -------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS...................................              535             (10,100)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD......................................           31,174              35,799
                                                                         ------              ------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD............................................          $31,709             $25,699
                                                                        =======             =======

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL PLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF FINANCIAL STATEMENTS

Interim Financial Information

    The financial information at March 31, 2000 and for the three months ended March 31, 2000 and March 31, 1999 is unaudited but includes all adjustments which Denison International plc (the "Company") considers necessary for a fair presentation of financial position at such date and the operating results and cash flows for those periods. All adjustments made were of a normal, recurring nature. Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated hereunder. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

    The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

2.  RECENT DEVELOPMENTS

    On February 16, 2000 the Company entered into an agreement to acquire 100% of the outstanding shares of Valmet Hydraulics Oy ("Valmet"), a corporation incorporated and located in Finland and a wholly owned subsidiary of Metso Corporation. Valmet designs, manufacturers and distributes hydraulic rotating house LSHT motors for wheel and roll drives and hydraulic radial piston rotors for harvesting machines. In 1999 Valmet had net sales of approximately USD $16.5 million. The agreement contained several conditions precedent to closing, and the parties failed to reach agreement on all closing conditions in the agreed period of time. Therefore, the agreement terminated as of May 1, 2000. The Company expended approximately USD $100,000 in legal and accounting costs related to the acquisition, which were accrued and expensed in the quarter ended March 31, 2000.

    On March 14, 2000 the Company entered into an agreement to acquire 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A. ("Calzoni"), a corporation incorporated and located in Italy and a wholly subsidiary of Intek S.p.A. Calzoni designs, manufacturers and distributes radial piston oil-pressure motors for industrial hydraulics applications. In 1999 Calzoni had net sales of approximately USD $11.0 million. The acquisition closed on April 12, 2000.

3.  INVENTORY

         Inventories consisted of the following:

                                                                             (U.S. DOLLARS IN THOUSANDS)

                                                                              MARCH 31,        DECEMBER 31,
                                                                                 2000              1999
                                                                                 ----              ----
Finished goods.......................................................          $17,284           $18,482
Work-in-progress.....................................................            3,261             2,565
Raw materials and supplies...........................................            9,492            10,406
                                                                                 -----          --------
                                                                               $30,037           $31,453
                                                                               =======           =======
4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

                                                                              MARCH 31,        DECEMBER 31,
                                                                                 2000              1999
                                                                                 ----              ----
Cost:
     Land and buildings................................................        $ 3,977           $ 3,952
     Machinery and equipment...........................................         33,146            33,859
     Motor vehicles....................................................            937               911
                                                                                   ---               ---
                                                                                38,060            38,722
        Less accumulated depreciation..................................        (14,889)          (14,203)
                                                                               -------           -------
     Property, plant and equipment, net................................        $23,171           $24,519
                                                                               =======           =======

5.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(U.S. DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)                        THREE MONTHS ENDED
                                                                                MARCH 31,        DECEMBER 31,
                                                                                   2000              1999
                                                                                   ----              ----
Numerator:
     Net income........................................................           $3,162            $2,886
                                                                                  ======            ======
Denominator:
     Denominator for basic
     earnings per share
     weighted-average shares...........................................           11,129            11,104

Effect of dilutive stock options.......................................                0                15
                                                                                      --                --
     Denominator for diluted
     earnings per share -
     adjusted weighted-average shares..................................           11,129            11,119
                                                                                  ======            ======
Basic earnings per share...............................................           $  .28            $  .26
                                                                                  ======            ======
Diluted earnings per share.............................................           $  .28            $  .26
                                                                                  ======            ======

6.   COMPREHENSIVE INCOME

The Company's total comprehensive income was as follows (US dollars in thousands):

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   2000              1999
                                                                                   ----              ----
Net income.............................................................           $3,162            $2,886
Foreign currency translation
     adjustment, net of tax
     benefit...........................................................           (1,711)           (4,247)
                                                                                  ------            ------
Comprehensive net income (loss)........................................           $1,451           ($1,361)
                                                                                  ======            ======

The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 1999 and March 31, 2000 are as follows:

                                                                                                     ACCUMULATED
                                                          PENSION               FOREIGN                 OTHER
                                                         LIABILITY              CURRENCY            COMPREHENSIVE
                                                        ADJUSTMENT            TRANSLATION           INCOME (LOSS)
                                                        ----------            -----------           -------------
Balance at December 31, 1999..................       $          (43)        $       (8,354)       $       (8,397)
Current period other
     comprehensive income (loss)..............                    -                 (1,711)               (1,711)
                                                     --------------                 -------               -------
Balance at March 31, 2000.....................       $          (43)        $      (10,065)       $      (10,108)
                                                     ===============        ===============       ===============

7.       SEGMENT INFORMATION

         A summary of the Company's operations by geographic area follows:

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 2000                   1999
                                                                                 ----                   ----
SALES TO UNAFFILIATED COMPANIES:
United Kingdom....................................................             $  2,578                $  2,482
France............................................................                4,164                   4,475
Germany...........................................................                2,885                   3,114
Rest of Europe....................................................                9,984                  10,644
                                                                               --------                --------
Total Europe......................................................               19,611                  20,715

United States.....................................................               10,887                   9,708
Canada............................................................                2,222                   2,076
                                                                               --------                --------
Total N. America..................................................               13,109                  11,784

Asia-Pacific......................................................                4,313                   3,970
                                                                               --------                --------
Total consolidated................................................             $ 37,033                $ 36,469
                                                                               ========                ========

TRANSFERS BETWEEN GEOGRAPHIC AREAS:
United Kingdom....................................................             $    109                $     13
France............................................................                6,171                   6,354
Germany...........................................................                4,004                   4,303
Rest of Europe....................................................                   34                      44
                                                                               --------                --------
Total Europe......................................................               10,318                  10,714

United States.....................................................                3,471                   2,757
Canada............................................................                   --                      --
                                                                               --------                --------
Total N. America..................................................                3,471                   2,757

Asia-Pacific......................................................                    8                      18
                                                                               --------                --------
Total transfers...................................................               13,797                  13,489
Eliminations......................................................              (13,797)                (13,489)
                                                                               --------                --------
Total consolidated................................................             $      0                $      0
                                                                               ========                ========
OPERATING INCOME (LOSS):
United Kingdom....................................................                  113                $    402
France............................................................                1,452                   1,881
Germany...........................................................                  349                     186
Rest of Europe....................................................                1,082                   1,441
                                                                               --------                --------
Total Europe......................................................                2,996                $  3,910
United States.....................................................                1,172                     (42)
Canada............................................................                  331                     212
                                                                               --------                --------
Total N. America..................................................                1,503                     170

Asia-Pacific......................................................                  (29)                   (144)
                                                                               --------                --------
Total consolidated................................................             $  4,470                $  3,936
                                                                               ========                ========

IDENTIFIABLE ASSETS:                                                        MARCH 31, 2000
                                                                            --------------
     United Kingdom...............................................             $ 15,975
     France.......................................................               20,838
     Germany......................................................               12,794
     Rest of Europe...............................................               34,557
                                                                               --------


         Total Europe.............................................               84,164

     United States................................................               25,842
     Canada.......................................................                4,581
         Total N. America.........................................               30,423

     Asia-Pacific.................................................               15,723
                                                                               --------
         Total consolidated ......................................             $130,310
                                                                               ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes related thereto appearing in Item 1 of this Part I.

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

RESULTS OF OPERATIONS

First Quarter ended March 31, 2000 compared with First Quarter ended March 31, 1999

         The Company's net sales increased 1.5% to $37.0 million in the three months ended March 31, 2000 from $36.4 million for the same period in 1999. During the same period, net sales in North America increased 11.2% to $13.1 million from $11.8 million; net sales in Europe decreased 5.3% to $19.6 million from $20.7 million; and net sales in Asia-Pacific region increased 8.6% to $4.3 million from $4.0 million. The primary reason for the increased volume in the first quarter of 2000 compared with the first quarter of 1999 is the increased product demand for all of the Company's products, particularly in the Company's North American markets, due to a recovery from the 1999 slowdown in the mining and gas and oil exploration markets. Also impacting revenues was the continuing recovery of the economies in the Asia-Pacific region. Partially offsetting the increase in demand was the continuing strengthening US dollar against most of the functional currencies utilized in the Company's European operations.

         Restated (at average exchange rates for the first quarter of 1999), net sales for the quarter ended March 31, 2000 were $39.0 million, a 7.0% increase from the quarter ended March 31, 1999. The increased sales revenue for the period attributable to the changes in exchange rate was $2.0 million. Restated (at average exchange rates for the first quarter of 1999), net sales for the Company's European operations increased 5.7% to $21.9 million in the quarter ended March 31, 2000 from $20.7 million in the quarter ended March 31, 1999, while net sales for the Asia-Pacific region increased 3.3% to $4.1 million from $4.0 million.

         The Company's gross profit increased to $13.3 million for the quarter ended March 31, 2000 from $12.6 million in the same period of 1999. Gross profit as a percentage of net sales increased to 36.0% in the quarter ended March 31, 2000 from 34.4% in the comparable period of

1999. The increased gross profit was primarily attributable to the increased volume demand realized, combined with the impacts of cost reductions made throughout 1999 and prior fiscal years.

         Gross profit in North America increased 65.5% to $3.9 million for the three months ended March 31, 2000 from $2.4 million in the same period of 1999. Gross profit in Europe decreased 11.1% to $8.0 million in the quarter ended March 31, 2000 from $8.9 million in the quarter ended March 31, 1999, while Asia-Pacific gross profit increased 19.0% to $1.4 million from $1.2 million. Restated (at average exchange rates for the first quarter of 1999), gross profit in Europe was $8.9 million, or a 0.5% decrease over the comparable period in 1999, and gross profit in the Asia-Pacific region was $1.4 million, or a 13.7% increase over the comparable period in 1999. The total gross profit decrease for the period attributable to the exchange rate differences was $0.9 million. Restated (at average exchange rates for the first quarter of 1999), consolidated gross profit as a percentage of net sales increased to 36.4% for 2000 compared to 34.4% for the comparable period in 1999.

         Selling, general and administrative ("SG&A") expenses increased 2.9% to $8.9 million for the quarter ended March 31, 2000 from $8.6 million for the quarter ended March 31, 1999. These expenses as a percentage of net sales were 24.0% for the quarter ended March 31, 2000 as compared to 23.7% for the quarter ended March 31, 1999. Restated (at average exchange rates for the first quarter of 1999), SG&A increased 8.5% to $9.4 million (24.0% of net sales) in the first quarter of 2000 from $8.6 million (23.7% of net sales) in the first quarter of 1999. The increase in these expenses for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 is due primarily to the impact of a full quarter of amortization of expenses relating to the Company's Y2K remediation projects completed in 1999 for its operations in France and Germany.

         Operating income increased 13.6% to $4.5 million in the three month period ended March 31, 2000 from $3.9 million in the comparable period in 1999. Operating income as a percentage of net sales increased to 12.1% in the quarter ended March 31, 2000 from 10.8% in the quarter ended March 31, 1999. Restated (at average exchange rates for the first quarter of 1999), operating income increased 23% to $4.8 million (12.4% of net sales) in the quarter ended March 31, 2000 from $3.9 million (10.8% of net sales) in the comparable period of 1999. The changes in exchange rates had the effect of increasing operating income for the period by $0.3 million.

         Other income of $.1 million (0.3% of net sales) was recorded in the quarter ended March 31, 2000, as compared with no other income for the quarter ended March 31, 1999. The increase in other income was the result of recognition of non-cash currency gains on inter-company loans for the quarter ended March 31, 2000, with no such transactions completed in the comparable period in 1999.

         Net interest income was $0.1 million for the quarter ended March 31, 2000, equal to net interest income for the comparable period in 1999.

         The effective tax rate for the three months ended March 31, 2000 was 32.3% compared with 28.0% for the three months ended March 31, 1999. The change resulted from variations in the mix of profits generated in the Company's overseas operations, with varying effective tax rates. The provision for taxes increased 34.5% to $1.5 million in the first quarter of 2000 compared to $1.1 million in the comparable period in 1999. This provision as a percentage of net sales increased to 4.1% in the quarter ended March 31, 2000 from 3.1% in the quarter ended March 31, 1999.



LIQUIDITY AND CAPITAL RESOURCES

                                                                                     THREE MONTHS ENDED
                                                                                      AND AT MARCH 31,
                                                                                  ------------------------
                                                                                    2000            1999
                                                                                  --------        --------
                                                                                   (DOLLARS IN THOUSANDS)
Cash & cash equivalents...............................................            31,709             25,699
Net cash provided by operating activities.............................             1,853              2,933
Net cash used in investing activities.................................              (583)            (2,977)
Net cash used in financing activities.................................               (72)            (8,181)
Effect of exchange rate changes on cash...............................              (663)            (1,875)

         Historically, the Company has funded its cash requirements through cash flow from operations, although short-term fluctuations in working capital requirements for some of the Company's subsidiaries have been met through borrowings under revolving lines of credit obtained locally. The Company's primary uses of cash have been to fund capital expenditures, acquisitions and to service and repay debt.

         Net cash provided by operating activities for the quarter ended March 31, 2000 decreased to $1.9 million from $2.9 million for the same period in 1999. The $1.0 million decrease in net cash provided by operating activities for the quarter ended March 31, 2000 compared with the quarter ended March 31, 1999 was attributable to a $1.6 million increase in accounts receivables, a $0.9 million decrease in accounts payable and a $0.4 million increase in other current assets, partially offset by a $0.3 million increase in net income and a $1.5 million increase in other accrued liabilities. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

         Net cash used in investing activities was $0.6 million for the quarter ended March 31, 2000, compared to $3.0 million for the same period in 1999. Investing activities in the quarter ended March 31, 2000 consisted largely of investment in manufacturing equipment for the Company's four production facilities.

         Net cash used by financing activities was $0.1 million for the quarter ended March 31, 2000 compared to $8.2 million for the same period in 1999. The decrease of $8.1 million in net cash used by financing activities for 2000 compared to 1999 was primarily attributable to the partial repayment during the quarter ended March 31, 1999 of short term bank borrowings of $12.0 million borrowed in 1998 to facilitate the Lokomec acquisition.

         The effect of exchange rate changes on cash and cash equivalents was $
0.7 million and $1.9 million for the quarters ended March 31, 2000 and 1999, respectively. As approximately two thirds of the Company's business is transacted in currencies other than the U.S. dollar, foreign currency fluctuations had a significant impact on dollar reported balances for the first quarter of 2000 compared to the same period of 1999. The $1.2 million decrease in the exchange rate impact on cash and cash equivalents was attributable to a rapid strengthening, in the first quarter of 1999, of the U.S. dollar against most of the functional currencies earned by the Company in its European operations, as compared to the first quarter of 2000.

IMPACT OF INFLATION

         The impact of inflation on the operating results of the Company has been moderate in recent years reflecting generally lower rates of inflation in the economy and relative stability in the Company's cost structure. Although inflation has not had, and the Company does not expect that it will have, a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

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

MARKET RISK

         Information regarding market risk of the Company as of December 31, 1999 is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk " which is included in Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 1999. There have been no material changes in the Company's exposure to market risk during the three months ended March 31, 2000.

ORDER RECEIPTS AND BACKLOG

         Worldwide customer order receipts were $41.2 million in the quarter ended March 31, 2000, a 5.6% increase in the rate of order receipts versus the quarter ended March 31, 1999. On a volume basis, utilizing constant currency exchange rates, order receipts for the quarter ended March 31, 2000 were $43.5 million and represent an 11.6% increase versus the same period in 1999.

         The worldwide backlog of unshipped orders at March 31, 2000 totaled $29.7 million, a $3.0 million or 11.2% increase over the order backlog at March 31, 1999, and a $6.0 million or 25.3% increase versus the order backlog at December 31, 1999.

FORWARD-LOOKING INFORMATION

         This Form 10-Q includes and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q regarding the Company's strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "suggests," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. The Company cannot guarantee that it will actually achieve the plans, intentions or expectations disclosed in its forward-looking statements and undue reliance should not be placed on the Company's forward-looking statements. Actual results or events could differ materially from the plans, intentions or expectations disclosed in the forward-looking statements. The Company has included important factors in the cautionary statements included or incorporated in this Form 10-Q that the Company believes could cause actual results or events to differ materially from the forward-looking statements made. The Company cautions that a number of important factors could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These important factors include, but are not limited to, demand for the Company's products, competition by rival developers of hydraulic components and systems, changes in technology, customer preferences, growth in the hydraulics industries, fluctuations in the functional currencies of the Company and general economic and business conditions. In addition the Company's forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments the Company may make. Certain of these important factors and other factors, which could affect the Company's results, are detailed in the Company's filings with the Securities and Exchange Commission and are included herein by reference. The Company assumes no obligation to update the information in this filing.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information regarding market risk of the registrant is presented under the caption "Market Risk" which is included in Item 2 of this report and is incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         The Company is involved in certain legal proceedings incidental to the normal conduct of its business. The company does not believe that any liabilities relating to any of the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5.       OTHER INFORMATION

         At the Company's Annual General Meeting held on May 8, 2000, the shareholders approved an agreement between the Company and ING Barings LLP whereby ING Barings would act as an agent to purchase, on the Company's behalf, up to 1,113,950 of the Company's outstanding shares, subject to certain conditions.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 2.1  -  Share Purchase Agreement, dated February 16,
                                  2000, by and between Denison International plc and Santasalo Gears Oy, for the acquisition of 100% of the outstanding shares of Valmet Hydraulics Oy.

                  Exhibit 2.2  -  Stock Purchase Agreement, dated as of March
                                  14, 2000, by and between Denison Hydraulics
                                  Italy s.r.l. and Intex S.p.A for the
                                  acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A.

                  Exhibit 10.1 -  Stock Purchase Agreement dated May 8, 2000 by and between Denison International plc and ING Barings LLP, for the purchase of up to 1,113,950 of the outstanding shares of the Company.

                  Exhibit 27.1 -  Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                INDEX TO EXHIBITS


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

    2.1 Share Purchase Agreement, dated February 16, 2000, by and between Denison International plc and Santasalo Gears Oy, for the acquisition of 100% of the outstanding shares of Valmet Hydraulics Oy.

    2.2 Stock Purchase Agreement, dated as of March 14, 2000, by and between Denison Hydraulics Italy s.r.l. and Intek S.p.A, for the acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A.

   10.1 Stock Purchase Agreement dated May 8, 2000 by and between Denison International plc and ING Barings LLP, for the purchase of up to 1,113,950 of the outstanding shares of the Company.

   27.1       Financial Data Schedule

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DENISON INTERNATIONAL plc


Date   May 15, 2000                     By /s/ Bruce A. Smith
       ------------                        ------------------------------------
                                           Bruce A. Smith
                                           Director and Chief Financial Officer