Form 10-Q
period 2000-06-30
DENISON INTERNATIONAL PLC
filed 2000-08-14
CIK 1042598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM_________TO ___________

                        Commission file number 000-29358

                            DENISON INTERNATIONAL plc
             (Exact name of registrant as specified in its charter)

           England and Wales                                 Not Applicable
   ----------------------------------                       ------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification
                                                                  No.)
        14249 Industrial Parkway
            Marysville, Ohio                                      43040
--------------------------------------------------           --------------
(Address of principal executive offices)                       (Zip Code)

                                 (937) 644-4437
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Ordinary Shares, $0.01 Par Value, 11,113,950 shares as of August 12, 2000 "A" Ordinary Shares, (pound)8.00 par value, 7,015 shares as of August 12, 2000

                                TABLE OF CONTENTS

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----

Item 1       Financial Statements                                          1
                 Condensed Consolidated Balance Sheets
                 (Unaudited)                                               1
                 Condensed Consolidated Statements of Operations
                 (Unaudited)                                               2
                 Condensed Consolidated Statements of Cash Flows
                 (Unaudited)                                               3
                 Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                                    4

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8
                 Results of Operations                                     8
                 Liquidity and Capital Resources                          12
                 Impact of Inflation                                      13
                 Exposure to Currency Fluctuations                        13
                 Order Receipts and Backlog                               14
                 Market Risk                                              14
                      Forward-looking Statements                          14

Item 3      Quantitative and Qualitative Disclosures About Market Risk    15

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                             15

Item 2.     Changes in Securities and Use of Proceeds                     15

Item 3.     Defaults upon Senior Securities                               15

Item 4.     Submission of Matters to a Vote of Security Holders           15

Item 5.     Other Information                                             15

Item 6      Exhibits and Reports on Form 8-K                              15

            Exhibit Index                                                 17
            Signatures                                                    18

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            DENISON INTERNATIONAL plc
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (U.S. dollars in thousands, except per share data)

                                                      June 30,      December 31,
                                                        2000            1999
                                                        ----            ----
                                                    (Unaudited)

Current assets:
 Cash and cash equivalents                             $30,921          $31,174
 Accounts receivable, less allowances of                33,924           28,267
      $1,743 and $2,175 at June 30, 2000
      and December 31, 1999 respectively
 Inventories                                            34,282           31,453
 Other current assets                                    4,705            3,566
                                                        ------           ------
      Total current assets                             103,832           94,460
 Property, plant and equipment, net                     25,329           24,519
 Other assets                                           2,,595            2,727
 Goodwill, net of accumulated amortization of
      $475 and $345 at June 30, 2000 and
      December 31, 1999 respectively                     8,186            7,114
                                                        ------           ------
      Total assets                                    $139,942         $128,820
                                                      ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current assets:
  Notes payable to bank                                $ 5,924          $ 5,586
  Accounts payable                                      10,595            9,027
  Other accrued liabilities                             16,942           13,203
  Current portion of capital lease obligations              86              111
                                                           ---             ----
      Total current liabilities                         33,547           27,927
Noncurrent liabilities:
   Pension accrual                                      11,655           10,506
   Other noncurrent liabilities                          4,907            4,516
   Negative goodwill, net of accumulated
     amortization of $5,628 and $4,966 at
     June 30, 2000 and December 31, 1999
     respectively                                        3,873            4,811
                                                        ------           ------
                                                        20,435           19,833

Shareholders' equity:

          `A' ordinary shares (pound)8.00 par
          value; 7,125 shares authorized, and
          7,015 shares issued and outstanding
          at June 30, 2000 and December 31, 1999            86               86
         Ordinary shares $0.01 par value;
         15,000,000 shares authorized, and
         11,113,950  shares issued and outstanding
         at June 30, 2000 and December 31, 1999            111              111
         Additional paid-in-capital                      5,479            5,479
         Capital redemption reserver                     1,090            1,090
         Retained earnings                              89,710           82,691
         Accumulated other comprehensive
         income (loss)                                 (10,516)          (8,397)
                                                       ---------        --------
         Total shareholders' equity                      85,960           81,060
                                                        -------          -------
              Total liabilities and shareholders'
               equity                                  $139,942         $128,820
                                                       ========         ========

         The accompanying notes are an integral part of these statements

                            DENISON INTERNATIONAL plc
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (U.S. dollars in thousands, except per share data)

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,

                               2000        1999              2000        1999
                               ----        ----              ----        ----
Net sales                    $39,959     $34,593           $76,992     $71,062
Cost of Sales                 25,930      22,182            49,619      46,090
                              ------      ------            ------      ------
Gross profit                  14,029      12,411            27,373      24,972
Selling, general and
 administrative expenses       8,821       8,221            17,695      16,846
                               -----       -----            ------      ------
Operating income               5,208       4,190             9,678       8,126
Other income (expense)            41        (181)              143        (181)
Interest income, net              35          64               133         135
                                 ---          --               ---         ---
Income before taxes            5,284       4,073             9,954       8,080
Provision for income taxes     1,427       1,200             2,935       2,321
                               -----      ------            ------       -----
Net income                   $ 3,857     $ 2,873           $ 7,019     $ 5,759
                             =======     =======           =======     =======
Basic earnings per share      $  .35      $  .26            $  .63      $  .52
                              ======      ======            ======      ======
Diluted earnings per share    $  .35      $  .26            $  .63      $  .52
                              ======      ======            ======      ======

          The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (U.S. dollars in thousands)

                                                           Six Months Ended
                                                               June 30,

                                                           2000           1999
                                                           ----           ----
Net cash provided by operating activities                $7,033         $5,355
                                                         ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                (1,687)        (4,471)
Proceeds from disposal of property,
 plant and equipment                                        145              5
Purchase of subsidiary                                   (4,015)            --
                                                         ------         ------
Net cash used in investing activities                    (5,557)        (4,466)
                                                         ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net repayment on lines of credit                         (1,396)        (8,020)
Proceeds from bank loan                                      --            993
Repayment of capital lease
   obligations                                              (25)          (180)
Proceeds from exercise of Stock options                      --             26
                                                             --             --
Net cash used in financing activities                    (1,421)        (7,181)
                                                         ------         ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (308)        (2,431)
                                                         ------         ------

NET INCREASE (DECREASE IN CASH AND CASH EQUIVALENTS        (253)        (8,723)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         31,174         35,799
                                                         ------         ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $30,921        $27,076
                                                        =======        =======

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Financial Statements

Interim Financial Information

          The financial information at June 30, 2000 and for the three and six month periods ended June 30, 2000 and June 30, 1999 is unaudited but includes all adjustments which Denison International plc (the "Company") considers necessary for a fair presentation of financial position at such date and the operating results and cash flows for those periods. All adjustments made were of a normal, recurring nature. Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission Rules and Regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

          The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

2.  Acquisitions

          On April 12, 2000 the Company completed its acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A. ("Calzoni"), a wholly subsidiary of Intek S.p.A., effective as of April 1, 2000. The cash purchase price was $4,015,000 ($5,354,000 net of cash acquired and debt assumed). Calzoni designs, manufacturers and distributes radial piston oil-pressure motors for industrial hydraulics applications, and is located in Bologna, Italy. The acquisition has been accounted for utilizing the purchase method of accounting, and the operating results of Calzoni have been included in the operating results of the Company from April 1, 2000. Goodwill of $838,000 is being amortized by the straight-line method over 30 years.

          The following unaudited pro forma summary presents the Company's combined results as if the acquisition occurred at January 1, 1999, after giving effect to certain adjustments including goodwill amortization. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition actually occurred at January 1, 1999:



                                           Six months ended June 30,
                                        2000                         1999
                                    --------------------  -------------------
                                          (U.S. dollars in thousands)

Revenue                             $    80,651                 $  78,382
Net Income                          $     7,213                 $   6,160
Basic Earnings per share            $       .65                 $     .55
Diluted earnings per share          $       .65                 $     .55

3.  Inventories


          Inventories consisted of the following:

                                               (U.S. dollars in thousands)
                                                June 30,       December 31,
                                                  2000             1999
                                                  ----             ----
Finished goods                                  $ 20,997         $ 18,482
Work-in-progress                                   3,416            2,565
Raw materials and supplies                         9,869           10,406
                                               ---------        ---------
                                                $ 34,282         $ 31,453
                                                ========         ========

4.   Property, Plant and Equipment

Property, plant and equipment,net,
 consisted of the following:                    June 30,        December 31,
                                                 2000              1999
                                                 ----              ----
Cost:
  Land and buildings                           $  4,486           $ 3,952
  Machinery and equipment                        36,010            33,859
  Motor vehicles                                    962               911
                                               --------          --------
                                                 41,458            38,722
     Less accumulated depreciation              (16,129)          (14,203)
                                                --------          --------
  Property, plant and equipment, net           $ 25,329           $24,519
                                               ========           =======
5.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(U.S. dollars and shares in          Three months ended        Six months ended
thousands except per share data)          June 30,                  June 30,
                                     2000         1999         2000         1999
                                     ----         ----         ----         ----
Numerator:
   Net income                       $3,857       $2,873      $7,019       $5,759
                                  ========     ========    ========     ========

Denominator:
   Denominator for basic
   earnings per share
   weighted-average shares          11,121       11,110      11,121       11,107
Effect of dilutive stock
 options                                 0           16           0           16
                                  --------     --------    --------     --------

   Denominator for diluted
   earnings per share -
   adjusted weighted-average
   shares                           11,121       11,126      11,121       11,123
                                  ========     ========    ========     ========


Basic earnings per share          $    .35       $  .26     $   .63       $  .52
                                  ========     ========    ========     ========

Diluted earnings per share        $    .35       $  .26     $   .63       $  .52
                                  ========     ========    ========     ========


6.  Comprehensive Income

The Company's total comprehensive income was as follows (US dollars in thousands):

                                Three months ended           Six months ended
                                     June 30,                     June 30,

                                2000        1999              2000       1999
                                ----        ----              ----       ----
Net income                     $3,857      $2,873            7,019     $5,759
Foreign currency
 translation adjustment,
 net of tax
 benefit                        (408)     (1,641)           (2,119)    (5,888)
                              --------    -------           -------    -------
Comprehensive net income
 (loss)                        $3,449      $1,232           $4,900     $ (129)
                               ======      ======           ======     =======


The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 1999 and June 30, 2000 are as follows:

                                                                    Accumulated
                                 Pension          Foreign              Other
                                Liability         Currency         Comprehensive
                               Adjustment       Translation        Income (loss)
                               ----------       -----------      ---------------
Balance at December 31,
 1999                         $      (43)     $     (8,354)      $    (8,397)
Current period other
 comprehensive income
   (loss)                             --            (2,119)           (2,119)
                             -------------     ---------------     ------------
Balance at June 30, 2000      $       (43)     $    (10,473)      $  (10,516)
                              ============     =============       ===========


7.  Segment Information

        A summary of the Company's operations by geographic area follows:


                          Three months ended June 30,  Six months ended June 30,
                            2000         1999           2000           1999
                            ----         ----           ----           ----
Sales to unaffiliated
 companies:

  United Kingdom         $  1,779     $  2,311       $  4,357      $  4,793
  France                    3,919        4,354          8,083         8,829
  Germany                   2,867        2,721          5,752         5,835
  Italy                     6,044        2,717          8,397         5,439
  Rest of Europe            7,726        7,516         15,357        15,438
                            -----        -----         ------        ------
    Total Europe           22,335       19,619         41,946        40,334
  United States            10,487        9,368         21,374        19,076
  Canada                    1,943        1,332          4,165         3,408
                            -----        -----          -----         -----
    Total N. America       12,430       10,700         25,539        22,484

       Asia-Pacific         5,194        4,274          9,507         8,244
                            -----        -----          -----         -----
    Total consolidated   $ 39,959     $ 34,593       $ 76,992     $  71,062
                         ========     ========       ========     =========

Transfers between geographic
 areas:

 United Kingdom          $     18     $     18       $    127     $      31
 France                     6,224        5,865         12,395        12,219
 Germany                    3,485        3,600          7,489         7,903
 Italy                          -            -              -             -
 Rest of Europe                57           62             91           106
        Total Europe        9,784        9,545         20,102        20,259
 United States              3,158        2,046          6,629         4,803
 Canada                         -            -              -             -
    Total N. America        3,158        2,046          6,629         4,803
      Asia-Pacific             29           15             37            33
                          -------      -------        -------       -------
Total transfers            12,971       11,606         26,768        25,095
      Eliminations        (12,971)     (11,606)       (26,768)      (25,095)
                          -------      -------        -------       -------
   Total consolidated    $      0    $       0      $       0     $       0
                         ========    =========      =========     =========

Operating income (loss):

  United Kingdom        $     626     $    507        $    739    $    909
  France                    1,660        2,057           3,112       3,938
  Germany                     228           63             577         249
  Italy                       594          160             739         370
  Rest of Europe              865          902           1,802       2,133
                              ---          ---           -----       -----
    Total Europe            3,973        3,689           6,969       7,599
  United States               649          474           1,821         432
  Canada                      248           65             579         277
                              ---           --             ---         ---
    Total N. America          897          539           2,400         709
  Asia-Pacific                338          (38)            309        (182)
                              ---          ---             ---        ----
    Total consolidated  $   5,208     $  4,190        $  9,678    $  8,126
                        =========     ========        ========    ========




                                         June 30, 2000     December 31, 1999
                                         -------------     -----------------
Identifiable assets:

     United Kingdom                      $  11,655             $  15,461
     France                                 20,695                21,274
     Germany                                14,083                14,214
     Italy                                  18,624                 6,237
     Rest of Europe                         28,177                25,903
                                            ------                ------
          Total Europe                      93,234                83,089
     United States                          26,480                26,182
     Canada                                  4,467                 4,183
                                             -----                 -----
          Total N. America                  30,947                30,365
     Asia-Pacific                           15,761                15,366
          Total consolidated             $ 139,942             $ 128,820
                                         =========             =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes related thereto appearing in Item 1. Financial Statements.

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

          On April 12, 2000 the Company completed its acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A. ("Calzoni"), a wholly subsidiary of Intek S.p.A., effective as of April 1, 2000. The cash purchase price was $4,015,000 ($5,354,000 net of cash acquired and debt assumed). Calzoni designs, manufacturers and distributes radial piston oil-pressure motors for industrial hydraulics applications, and is located in Bologna, Italy. The acquisition has been accounted for utilizing the purchase method of accounting, and the operating results of Calzoni have been included in the operating results of the Company from April 1, 2000. Goodwill of $838,000 is being amortized by the straight-line method over 30 years.

RESULTS OF OPERATIONS

Second Quarter ended June 30, 2000 Compared with Second Quarter ended June 30, 1999

          The Company's net sales increased 15.5% to $40.0 million in the three months ended June 30, 2000 from $34.6 million for the same period in 1999. Net sales, without the impact of the Calzoni acquisition, increased 4.9% to $36.3 million for the three months ended June 30, 2000 as compared to the same period in 1999. During the same period, net sales in North America increased 16.2% to $12.4 million from $10.7 million; net sales in Europe increased 13.5% to $22.3 million (net sales in Europe, without the impact of the Calzoni acquisition, decreased 5.2% to $18.6 million) from $19.6 million; and net sales in Asia-Pacific region increased 21.5% to $5.2 million from $4.3 million. The primary reason for the increased volume in the second quarter of 2000 compared with the second quarter of 1999 is the increased product demand for all of the Company's products, particularly in the Company's North American markets, due to a partial recovery from the 1999 slowdown in the mining and gas and oil exploration markets, combined with the impact of the Calzoni acquisition. Also impacting revenues was the continuing recovery of the economies in the Asia-Pacific region, combined with the Company's increased efforts to further penetrate those markets. Partially offsetting these increases was the continued strengthening of the US dollar against most of the functional currencies utilized in the Company's European operations.

          Restated (at average exchange rates for the second quarter of 1999), without the impact of the Calzoni acquisition, net sales for the quarter ended June 30, 2000 were $38.3 million, a 10.7% increase from the quarter ended June 30, 1999. The decreased sales revenue for the period attributable to the changes in exchange rate was $2.0 million. Restated (at average exchange rates for the second quarter of 1999), without the impact of the Calzoni acquisition, net sales for the Company's European operations increased 6.1% to $20.8 million in the quarter ended June 30, 2000 from $19.6 million in the quarter ended June 30, 1999, while net sales for the Asia-Pacific region increased 16.1% to $5.0 million from $4.3 million.

          The Company's gross profit increased to $14.0 million for the quarter ended June 30, 2000 from $12.4 million in the same period of 1999. Gross profit as a percentage of net sales decreased to 35.1% in the quarter ended June 30, 2000 from 35.9% in the comparable period of 1999. The increased gross profit was primarily attributable to the increased volume demand realized and the impact of the Calzoni acquisition, combined with the impacts of cost reductions made throughout 1999 and prior fiscal years. Partially offsetting these increases was the continued strengthening of the US dollar against most of the functional currencies utilized in the Company's European operations.

          Gross profit in North America increased 43.4% to $3.7 million for the three months ended June 30, 2000 from $2.6 million in the same period of 1999. Gross profit in Europe of $8.5 million was equal to 1999 gross profit. Gross profit in Europe, without the impact of the Calzoni acquisition, decreased 11.9% to $7.5 million in the quarter ended June 30, 2000 from $8.5 million in the quarter ended June 30, 1999. Asia-Pacific gross profit increased 29.5% to $1.7 million from $1.3 million. Restated (at average exchange rates for the second quarter of 1999), without the impact of the Calzoni acquisition, gross profit in Europe was $8.4 million, or a 1.2% decrease over the comparable period in 1999, and gross profit in the Asia-Pacific region was $1.7 million, or a 25.2% increase over the comparable period in 1999. The total gross profit decrease for the period attributable to the exchange rate differences was $0.9 million. Restated (at average exchange rates for the second quarter of 1999), consolidated gross profit as a percentage of net sales decreased to 35.5% for 2000 compared to 35.9% for the comparable period in 1999.

          Selling, general and administrative ("SG&A") expenses increased 7.3% to $8.8 million for the quarter ended June 30, 2000 from $8.2 million for the quarter ended June 30, 1999. SG&A expenses, without the impact of the Calzoni acquisition, were $8.3 million for the three months ended June 30, 2000, a 0.4% increase over the comparable period in 1999. These expenses as a percentage of net sales were 22.1% (22.7% without the impact of the Calzoni acquisition) for 2000 as compared to 23.8% for 1999. Restated (at average exchange rates for the second quarter of 1999), without the impact of the Calzoni acquisition, SG&A increased 6.1% to $8.7 million (22.8% of net sales) in the second quarter of 2000 from $8.2 million (23.8% of net sales) in the second quarter of 1999. The increase in these expenses for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 is due primarily to the impact of the Calzoni acquisition, combined with the increases relating to the increased net sales volume recorded.

          Operating income increased 24.3% to $5.2 million in the three month period ended June 30, 2000 from $4.2 million in the comparable period of 1999.

Operating income, without the impact of the Calzoni acquisition, increased 14.1% to $4.8 million for the three months ended June 30, 2000 as compared to $4.2 million for the comparable period in 1999. Operating income as a percentage of net sales increased to 13.0% in the quarter ended June 30, 2000 from 12.1% in the quarter ended June 30, 1999. Restated (at average exchange rates for the second quarter of 1999), without the impact of the Calzoni acquisition, operating income increased 23.5% to $5.2 million (13.5% of net sales) in the quarter ended June 30, 2000 from $4.2 million (12.1% of net sales) in the comparable period of 1999. The changes in exchange rates had the effect of deceasing operating income for the period by $0.4 million, excluding the impact of the Calzoni acquisition.

          Other income was recorded in the quarter ended June 30, 2000 of $41,000 (0.1% of net sales) as compared with other expense of $181,000 for the comparable period of 1999. The increase in other income was the result of recognition of non-cash currency gains on inter-company loans for the quarter ended June 30, 2000, as compared with losses recorded on these transactions in the comparable period of 1999.

          Net interest income was $35,000 for the quarter ended June 30, 2000, as compared with net interest income of $64,000 for the comparable period in 1999.

          The effective tax rate for the three months ended June 30, 2000 was 27.0% compared with 29.5% for the three months ended June 30, 1999, resulting from the mix of profits generated in the Company's overseas operations, with varying effective tax rates, as opposed to the mix recorded in the second quarter of 1999. The provision for taxes increased 18.9% to $1.4 million in the second quarter of 2000 compared to $1.2 million in the comparable period of 1999. This provision as a percentage of net sales increased to 3.6% in the quarter ended June 30, 2000 from 3.5% in the quarter ended June 30, 1999.

Six months ended June 30, 2000 Compared with six months ended June 30, 1999

          The Company's net sales increased 8.3% to $77.0 million in the six months ended June 30, 2000 from $71.1 million for the same period in 1999. Net sales, without the impact of the Calzoni acquisition, increased 3.2% to $73.3 million for the six months ended June 30, 2000 as compared to the same period in 1999. During the same period, net sales in North America increased 13.6% to $25.5 million from $22.5 million; net sales in Europe increased 3.8% to $41.9 million (net sales in Europe, without the impact of the Calzoni acquisition, decreased 5.3% to $38.2 million) from $40.3 million; and net sales in Asia-Pacific region increased 15.3% to $9.5 million from $8.2 million. The primary reasons for the increased volume are the increased product demand for all of the Company's products, particularly in the Company's North American markets, due to a partial recovery from the 1999 slowdown in the mining and gas and oil exploration markets and the recovery of the Company's Asia-Pacific markets, combined with the impact of the Calzoni acquisition. Partially offsetting these increases was the continued strengthening of the US dollar against most of the functional currencies utilized in the Company's European operations.

          Restated (at average exchange rates for the six months ended June 30, 1999), without the impact of the Calzoni acquisition, net sales for the six months ended June 30, 2000 were $77.3 million, an 8.8% increase versus 1999. The decreased sales revenue for the period attributable to the changes in exchange rate was $4.0 million, excluding the impact of the Calzoni acquisition. Restated (at average exchange rates for the six months ended June 30,

1999), without the impact of the Calzoni acquisition, net sales for the Company's European operations, increased 5.9% to $42.7 million in the six months ended June 30, 2000 from $40.3 million in the six months ended June 30, 1999, while net sales for the Asia-Pacific region increased 10.0% to $9.1 million from $8.2 million.

          The Company's gross profit increased to $27.4 million for the six months ended June 30, 2000 from $25.0 million in the same period of 1999. Gross profit as a percentage of net sales increased to 35.6% in the six-month period ended June 30, 2000 from 35.1% in the comparable period of 1999. The increased gross profit was primarily attributable to the increased volume demand realized and the impact of the Calzoni acquisition, combined with the impacts of cost reductions made throughout 2000 and prior fiscal years. Partially offsetting these increases was the continued strengthening of the US dollar against the functional currencies utilized by the Company's European operations.

          Gross profit in North America increased 53.9% to $7.6 million for the six months ended June 30, 2000 from $5.0 million in the same period of 1999. Gross profit in Europe of $16.4 million was unfavorable to 1999 gross profit of $17.5 million. Gross profit in Europe, without the impact of the Calzoni acquisition, decreased 11.5% to $15.4 million in the six months ended June 30, 2000 from $17.5 million in the six months ended June 30, 1999. Asia-Pacific gross profit increased 24.5% to $3.2 million from $2.6 million. Restated (at average exchange rates for the six months ended June 30, 1999), without the impact of the Calzoni acquisition, gross profit in Europe was $17.3 million, or a 0.9% decrease over the comparable period in 1999, and gross profit in the Asia-Pacific region was $3.1 million, or a 19.8% increase over the comparable period in 1999. The total gross profit decrease for the period attributable to the exchange rate differences was $0.8 million. Restated (at average exchange rates for the second quarter of 1999), consolidated gross profit as a percentage of net sales increased to 35.9% for 2000 compared to 35.1% for the comparable period in 1999.

          SG&A expenses increased 5.0% to $17.7 million for the six months ended June 30, 2000 from $16.8 million for the six months ended June 30, 1999. SG&A expenses, without the impact of the Calzoni acquisition, were $17.1 million for the six months ended June 30, 2000, a 1.7% increase over the comparable period in 1999. These expenses as a percentage of net sales were 23.0% (23.4% without the impact of the Calzoni acquisition) for 2000 as compared to 23.7% for 1999. Restated (at average exchange rates for the six months ended June 30, 1999), without the impact of the Calzoni acquisition, SG&A increased 7.3% to $18.1 million (23.4% of net sales) in the six months ended June 30, 2000 from $16.8 million (23.7% of net sales) in the six months ended June 30, 1999. The increase in these expenses for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is due primarily to the impact of the Calzoni acquisition, combined with the increases relating to the increased net sales volume recorded and a full period of amortization expenses related to the Company's new software installed as part of its Y2K program as compared to 1999.

          Operating income increased 19.1% to $9.7 million in the six month period ended June 30, 2000 from $8.1 million in the comparable period of 1999. Operating income, without the impact of the Calzoni acquisition, increased 13.8% to $9.3 million for the six months ended June 30, 2000 as compared to $8.1 million for the comparable period in 1999. Operating income as a percentage of net sales increased to 12.6% in the six-month period ended June 30, 2000 from 11.4% in the six-month period ended June 30, 1999. Restated (at average exchange rates for the six months ended June 30, 1999), without the impact of the Calzoni acquisition, operating income increased 23.3% to $10.0 million
(13.0% of net sales) in the six months ended June 30, 2000 from $8.1 million (11.4% of net sales) in the comparable period of 1999. The changes in exchange rates had the effect of decreasing operating income for the period by $0.7 million, excluding the impact of the Calzoni acquisition.

          Other income was recorded in the six month period ended June 30, 2000 of $143,000 (0.2% of net sales) as compared with other expense of $181,000 for the comparable period of 1999. The increase in other income was the result of recognition of non-cash currency gains on inter-company loans for the six months ended June 30, 2000, as compared with losses recorded on these transactions in the comparable period of 1999.

                  Net interest income was $133,000 for the six months ended June 30, 2000, as compared with net interest income of $135,000 for the comparable period in 1999.

                  The effective tax rate for the six months ended June 30, 2000 was 29.5% compared with 28.7% for the six months ended June 30, 1999, resulting from the mix of profits generated in the Company's overseas operations, with varying effective tax rates, as opposed to the mix recorded year to date in 1999. The provision for taxes increased 26.5% to $2.9 million in the six months ended June 30, 2000 compared to $2.3 million in the comparable period of 1999. This provision as a percentage of net sales increased to 3.8% in the six months ended June 30, 2000 from 3.3% in the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

                                              Six months ended and at June 30,
                                              2000                        1999
                                              ----                        ----

                                                 (U.S. dollars in thousands)

Cash & Cash Equivalents                      $30,921                    $27,076
Net cash provided by operating activities      7,033                      5,355
Net cash used in investing activities         (5,557)                    (4,466)
Net cash used in financing activities         (1,421)                    (7,181)
Effect of exchange rate changes on cash         (308)                    (2,431)


          Historically, the Company has funded its cash requirements through cash flow from operations, although short-term fluctuations in working capital requirements for some of the Company's subsidiaries have been met through borrowings under revolving lines of credit obtained locally. The Company's primary uses of cash have been to fund capital expenditures and acquisitions and to service and repay debt.

          Net cash provided by operating activities for the six months ended June 30, 2000 increased to $7.0 million from $5.4 million for the same period in 1999. The $1.6 million increase in net cash provided by operating activities for the six months ended June 30, 2000 compared to the comparable period in 1999 was attributable to a $1.3 million increase in net income combined with a $.5 million increase in non current liabilities, partially offset by a $0.2 million increase in cash utilized for working capital. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

          Net cash used in investing activities was $5.6 million for the six months ended June 30, 2000, compared to $4.5 million for the same period in 1999. Investing activities in the six month period ended June 30, 2000 consisted of the purchase of subsidiary ($4.0 million) and investment in manufacturing equipment for the Company's four production facilities of $1.6 million. For the six months ended June 30, 1999 investing activities consisted entirely of investment in manufacturing equipment for the Company's four production facilities of $4.5 million.

          Net cash used by financing activities was $1.4 million for the six months ended June 30, 2000 as compared to $7.2 million for the same period in 1999. The decrease of $5.6 million in cash used for financing activities for the six months ended June 30, 2000 as compared with the same period in 1999 was primarily attributable to the partial repayment during the six months ended June 30, 1999 of the $12.0 million of short term bank borrowings obtained to facilitate the Lokomec acquisition. The activity in the six months ended June 30, 2000 relates to the repayment of debt assumed in connection with the Calzoni acquisition.

          The effect of exchange rate changes on cash and cash equivalents was $0.3 million and $2.4 million for the six months ended June 30, 2000 and 1999, respectively. As approximately 70% of the Company's business is transacted in currencies other than the US dollar, foreign currency fluctuations can have a significant impact on dollar reported balances for the Company. The $2.1 million decrease in the exchange rate impact on cash and cash equivalents is attributable to a rapid strengthening, during the first six months of 1999, of the US dollar against most of the functional currencies earned by the Company in its European operations, as compared to the first six months of 2000.

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

MARKET RISK

          Information regarding market risk of the Company as of December 31, 1999 is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" which is included in Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 1999. There have been no material changes in the Company's exposure to market risk during the three and six month periods ended June 30, 2000.

ORDER RECEIPTS AND BACKLOG

          Worldwide customer order receipts were $43.2 million ($39.2 million without the impact of the Calzoni acquisition) for the quarter ended June 30, 2000, a 21.0% increase over the same period in 1999. On a volume basis, utilizing constant currency exchange rates, order receipts for the quarter ended June 30, 2000 were $45.8 million ($41.5 million without the impact of the Calzoni acquisition) and represent a 28.1% increase over the quarter ended June 30, 1999.

          Year to date worldwide customer order receipts were $84.6 million ($80.7 million without the impact of the Calzoni acquisition) and represent a 13.3% increase over the same period in 1999. On a volume basis, utilizing constant currency exchange rates, order receipts for the six months ended June 30, 2000 were $89.6 million ($85.3 million without the impact of the Calzoni acquisition) and represent a 19.8% increase over the six months ended June 30, 1999.

          The worldwide backlog of unshipped orders at June 30, 2000 totaled $34.5 million ($30.8 million without the impact of the Calzoni acquisition), a $6.7 million or 27.8% over the backlog at June 30, 1999, and a $7.1 million or 30% increase over the backlog at December 31, 1999.

FORWARD-LOOKING INFORMATION

          This form 10-Q includes and incorporates forward-looking statements within the meaning of section 27A of the Securities act of 1933 and section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q regarding the Company's strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "suggests," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. The Company cannot guarantee that it will actually achieve the plans, intentions or expectations disclosed in its forward-looking statements and undue reliance should not be placed on the Company's forward-looking statements. Actual results or events could differ materially from the plans, intentions or expectations disclosed in the forward-looking statements. The Company has included important factors in the cautionary statements included or incorporated in this Form 10-Q that the Company believes could cause actual results or events to differ materially from the forward-looking statements made. These important factors include, but are not limited to, demand for the Company's products, competition by rival developers of hydraulic components and systems, changes in technology, customer preferences, growth in the hydraulics industries, fluctuations in the functional currencies of the Company and general economic and business conditions. In addition the Company's forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments the Company may make These important factors and other factors, which could affect the Company's results, are detailed in the Company's filings with the Securities and Exchange Commission and are included herein by reference. The Company assumes no obligation to update the information in this filing.

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

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

                  Exhibit 2.1 -     Stock Purchase  Agreement  dated March 14,
                                    2000   by   and    between    Denison
                                    International  plc and  Intex  S.p.A for the
                                    acquisition  of  100%  of  the   outstanding
                                    shares of Riva Calzoni Oleodinamica S.p.A.*

                  Exhibit 27.1 -    Financial Data Schedule (filed herewith)

         (b)  Reports on Form 8-K
                  None

          * Filed as an exhibit to the Company's Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

                                Index To Exhibits

Exhibit No.                   Description

          2.1 Stock Purchase Agreement dated March 14, 2000 by and between Denison International plc and Intek S.p.A, for the acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A.*

          27.1      Financial Data Schedule

     * Filed as an exhibit to the Company's Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DENISON INTERNATIONAL plc



Date:  August 14, 2000               By   /s/ Bruce A. Smith
                                            ------------------
                                            Bruce A. Smith
                                            Director and Chief Financial Officer