Form 10-Q/A
period 2000-06-30
DENISON INTERNATIONAL PLC
filed 2000-08-18
CIK 1042598

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

     Ordinary Shares, $0.01 Par Value, 11,113,950 shares as of August 12, 2000 "A" Ordinary Shares, (pound)8.00 par value, 7,015 shares as of August 12, 2000

The sole purpose of this amendment is to provide the Financial Data Schedule referenced as Exhibit 27.1 in Denison International plc's quarterly report on Form 10-Q filed on August 14, 2000.


                                Index To Exhibits

Exhibit No.         Description
-----------         -----------

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

                                     DENISON INTERNATIONAL plc



Date:  August 18, 2000               By   /s/ Bruce A. Smith
                                         -----------------------
                                            Bruce A. Smith
                                            Director and Chief Financial Officer