Form 10-Q
period 2000-09-30
DENISON INTERNATIONAL PLC
filed 2000-11-14
CIK 1042598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO
          ___________


                        Commission file number 000-29358


                            DENISON INTERNATIONAL plc
             (Exact name of registrant as specified in its charter)


     England and Wales                                     Not Applicable
----------------------------------                       ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

   14249 Industrial Parkway
      Marysville, Ohio                                          43040
---------------------------------------------------        --------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Ordinary Shares, $0.01 Par Value, 11,038,950 shares as of November 14, 2000 "A" Ordinary Shares, (pound)8.00 par value, 7,015 shares as of November 14, 2000

                                     TABLE OF CONTENTS

                                         FORM 10-Q

                              PART I - FINANCIAL INFORMATION

                                                                                     PAGE
                                                                                     ----
Item 1   Financial Statements                                                          2
            Condensed Consolidated Balance Sheets (Unaudited)                          2
            Condensed Consolidated Statements of Operations (Unaudited)                3
            Condensed Consolidated Statements of Cash Flows (Unaudited)                4
            Notes to Condensed Consolidated Financial Statements (Unaudited)           5

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                 9
            Results of Operations                                                      9
            Liquidity and Capital Resources                                           12
            Impact of Inflation                                                       13
            Market Risk                                                               13
            Order Receipts and Backlog                                                13
            Forward-looking Statements                                                13

Item 3   Quantitative and Qualitative Disclosures About Market Risk                   14


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                            14

Item 2.  Changes in Securities and Use of Proceeds                                    14

Item 3.  Defaults upon Senior Securities                                              14

Item 4.  Submission of Matters to a Vote of Security Holders                          14

Item 5.  Other Information                                                            14

Item 6   Exhibits and Reports on Form 8-K                                             15


         Exhibit Index                                                                16
         Signatures                                                                   17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                         DENISON INTERNATIONAL plc
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (U.S. dollars in thousands, except share data)
                                                                            September 30,    December 31,
                                                                                 2000            1999
                                                                                 ----            ----
                                                                             (Unaudited)
Current assets:
        Cash and cash equivalents                                               $32,947         $31,174
        Accounts receivable, less allowances of
          $1,705 and $2,175 at September 30, 2000
          and December 31, 1999 respectively                                     31,222          28,267
        Inventories                                                              33,620          31,453
        Other current assets                                                      4,324           3,566
                                                                               --------        --------
           Total current assets                                                 102,113          94,460
        Property, plant and equipment, net                                       23,772          24,519
        Other assets                                                              3,752           2,727
        Goodwill, net of accumulated amortization of
           $543 and $345 at September 30, 2000 and
            December 31, 1999 respectively                                        7,521           7,114
                                                                               --------        --------
           Total assets                                                        $137,158        $128,820
                                                                               ========        ========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Notes payable to bank                                                   $ 5,938        $  5,586
        Accounts payable                                                          9,861           9,027
        Other accrued liabilities                                                17,371          13,203
        Current portion of capital lease obligations                                 86             111
                                                                               --------        --------
           Total current liabilities                                             33,256          27,927
Noncurrent liabilities:
        Pension accrual                                                          10,900          10,506
        Other noncurrent liabilities                                              4,663           4,516
        Negative goodwill, net of accumulated
          amortization of $5,942 and $4,966 at
          September 30, 2000 and December 31, 1999
          respectively                                                            3,451           4,811
                                                                               --------        --------
                                                                                 19,014          19,833

Shareholders' equity:
        `A' ordinary shares (pound)8.00 par value; 7,125 shares authorized, and
          7,015 shares issued and outstanding at September 30, 2000
          and December 31, 1999                                                      86              86
        Ordinary shares $0.01 par value;
          15,000,000 shares authorized, and 11,038,950 and
          11,113,950  shares issued and outstanding
          at September 30, 2000 and December 31, 1999                               110             111
        Additional paid-in capital                                                4,455           5,479
        Capital redemption reserve                                                1,090           1,090
        Retained earnings                                                        93,001          82,691
        Accumulated other comprehensive income (loss)                           (13,854)         (8,397)
                                                                               --------        --------
Total shareholders' equity                                                       84,888          81,060
                                                                               --------        --------
           Total liabilities and shareholders' equity                          $137,158        $128,820
                                                                               ========        ========

                     The accompanying notes are an integral part of these statements.

                                     DENISON INTERNATIONAL plc
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                          (U.S. dollars in thousands, except share data)
                                                 Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
                                                  2000         1999          2000          1999
                                                 -------      -------      --------      --------
Net sales                                        $36,744      $30,192      $113,736      $101,254
Cost of sales                                     24,430       21,021        74,049        67,111
                                                 -------      -------      --------      --------
Gross profit                                      12,314        9,171        39,687        34,143
Selling, general and
  administrative expenses                          8,058        7,446        25,753        24,292
                                                 -------      -------      --------      --------
Operating income                                   4,256        1,725        13,934         9,851
Other income  (expense)                               27         (261)          170          (442)
Interest
  income, net                                        342           64           475           199
                                                 -------      -------      --------      --------
Income before taxes                                4,625        1,528        14,579         9,608
Provision for income taxes                         1,334          643         4,269         2,964
                                                 -------      -------      --------      --------
Net income                                       $ 3,291      $   885      $ 10,310      $  6,644
                                                 =======      =======      ========      ========

Basic earnings per share                         $   .30      $   .08      $    .93      $    .60
                                                 =======      =======      ========      ========

Diluted earnings per share                       $   .30      $   .08      $    .93      $    .60
                                                 =======      =======      ========      ========

                 The accompanying notes are an integral part of these statements.

                                                -3-

                        DENISON INTERNATIONAL plc
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                       (U.S. dollars in thousands)

                                                    Nine months ended
                                                      September 30,
                                                   2000          1999
                                                 --------      --------
Net cash provided by
  operating activities                            $11,419       $10,578
                                                 --------      --------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property, plant
  and equipment                                    (2,575)       (5,752)
Proceeds from disposal of
  property, plant and
  equipment                                           185            70
Purchase of subsidiary                             (4,015)           --
                                                 --------      --------

Net cash used in investing
  activities                                       (6,405)       (5,682)
                                                 --------      --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net repayment
  on lines of credit                               (1,328)       (7,092)
Repayment of capital lease
  obligations                                         (25)         (192)
Buyback of stock                                   (1,025)           --
Proceeds from exercise of
  Stock options                                        --            26
                                                 --------      --------
Net cash used in financing
  activities                                       (2,378)       (7,258)
                                                 --------      --------

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                    (863)       (1,626)
                                                 --------      --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                         1,773        (3,988)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                           31,174        35,799
                                                 --------      --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                $32,947       $31,811
                                                 ========      ========


    The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Financial Statements

Interim Financial Information

     The financial information at September 30, 2000 and for the three and nine month periods ended September 30, 2000 and September 30, 1999 is unaudited but includes all adjustments which Denison International plc (the "Company") considers necessary for a fair presentation of financial position at such date and the operating results and cash flows for those periods. All adjustments made were of a normal, recurring nature. Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission Rules and Regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

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

2. Recent Accounting Developments

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption no later than the beginning of the Company's fiscal year ending December 2001. The Company has determined that adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." An analysis of the Company's shipping policies and terms to customers indicates that no change in internal accounting policy or restatement of financial statements is required as a result of the issuance of Staff Accounting Bulletin 101.

3. Acquisitions

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

The following unaudited pro forma summary presents the Company's combined results as if the acquisition occurred at January 1, 1999, after giving effect to certain adjustments including goodwill amortization. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition actually occurred at January 1, 1999:

                                       Nine months ended September 30,
                                              2000          1999
                                            --------      --------
                                         (U.S. dollars in thousands)

Revenue                                     $117,395      $111,318
Net Income                                  $ 10,496      $  7,283
Basic Earnings per share                    $    .94      $    .65
Diluted earnings per share                  $    .94      $    .65

4. Inventories

Inventories consisted of the following:

                                     (U.S. dollars in thousands)

                                   September 30,      December 31,
                                       2000               1999
                                     --------           --------

Finished goods                       $ 19,966           $ 18,482
Work-in-progress                        3,754              2,565
Raw materials and supplies              9,900             10,406
                                     --------           --------
                                    $  33,620           $ 31,453
                                     ========           ========

5.   Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

                                   September 30,      December 31,
                                       2000               1999
                                     --------           --------
Cost:
  Land and buildings                 $  4,296           $  3,952
  Machinery and equipment              34,868             33,859
  Motor vehicles                          918                911
                                     --------           --------
                                       40,082             38,722

  Less accumulated depreciation       (16,310)           (14,203)
                                     --------           --------
  Property, plant and equipment, net $ 23,772           $ 24,519

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(U.S. dollars and shares in thousands                Three months ended          Nine months ended
except per share data)                                  September 30,               September 30,
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------
Numerator:
   Net income                                      $  3,291      $    885      $ 10,310      $  6,644
                                                   ========      ========      ========      ========

Denominator:
   Denominator for basic
   earnings per share
   weighted-average shares                           11,114        11,121        11,118        11,121

Effect of dilutive stock options                          2             2             1            11
                                                   --------      --------      --------      --------
   Denominator for diluted
   earnings per share -
   adjusted weighted-average shares                  11,116        11,123        11,119        11,132
                                                   ========      ========      ========      ========

Basic earnings per share                           $    .30      $    .08      $    .93      $    .60
                                                   ========      ========      ========      ========

Diluted earnings per share                         $    .30      $    .08      $    .93      $    .60
                                                   ========      ========      ========      ========

7. Shareholders Equity

At the Company's 2000 Annual General Meeting of Shareholders held on May 8, 2000, shareholders unanimously approved a plan under which the Company may purchase up to 1,111,395 of its ordinary shares under certain terms and conditions. The approval will expire on November 8, 2001. During the third quarter and first nine months of fiscal 2000, 75,000 shares were purchased and retired under this plan for an aggregate price of $1.0.million. As of September 30, 2000, the Company had remaining authorization for future purchases under the plan of 1,036,395 shares or approximately $14 million at market prices as of November 13, 2000.

8. Comprehensive Income

The Company's total comprehensive income was as follows (US dollars in thousands):

                                                     Three months ended          Nine months ended
                                                        September 30,               September 30,
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------
Net income                                         $  3,291      $    885      $ 10,310      $  6,644

Foreign currency translation
  adjustment, net of tax
  benefit                                            (3,338)        2,159        (5,457)       (3,729)
                                                   --------      --------      --------      --------
Comprehensive net income (loss)                    $    (47)     $  3,044      $  4,853      $  2,915
                                                   =========     ========      ========      ========


The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 1999 and September 30, 2000 are as follows:

                                                                           Accumulated
                                           Pension          Foreign           Other
                                          Liability       Currency        Comprehensive
                                         Adjustment      Translation      Income (loss)
                                         ----------      -----------      -------------
Balance at December 31, 1999              $    (43)        $ (8,354)         $ (8,397)

Current period other
   comprehensive income (loss)                  --           (5,457)           (5,457)
                                          --------         --------          --------

Balance at September 30, 2000             $    (43)        $(13,811)         $(13,854)
                                          ========         ========          ========

9. Segment Information

A summary of the Company's operations by geographic area follows:

                                                     Three months ended          Nine months ended
                                                        September 30,               September 30,
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------
Sales to unaffiliated companies:

     Europe                                        $ 19,344      $ 17,433      $ 61,218      $ 57,767
     North America                                   12,342         8,085        37,882        30,569
     Asia-Pacific                                     5,130         4,674        14,636        12,918
     Corporate                                          (72)           --            --            --
                                                   --------      --------      --------      --------
         Total consolidated                        $ 36,744      $ 30,192      $113,736      $101,254
                                                   ========      ========      ========      ========





                                                     Three months ended          Nine months ended
                                                        September 30,               September 30,
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------
Transfers between geographic areas:

     Europe                                        $  8,324      $  7,897      $ 28,426      $ 28,156
     North America                                    3,316         1,427         9,945         6,230
     Asia-Pacific                                        10            21            47            54
                                                   --------      --------      --------      --------
         Total transfers                             11,650         9,345        38,418        34,440
         Eliminations                               (11,650)       (9,345)      (38,418)      (34,440)
                                                   --------      --------      --------      --------

         Total consolidated                        $      0      $      0      $      0      $      0
                                                   ========      ========      ========      ========


Operating income (loss):

     Europe                                        $  3,375      $  1,853      $  9,943      $  9,302
     North America                                      494          (914)        2,894          (205)
     Asia-Pacific                                       224             7           532          (175)
     Corporate                                          163           779           565           929
                                                   --------      --------      --------      --------
         Total consolidated                        $  4,256      $  1,725      $ 13,934      $  9,851
                                                   ========      ========      ========      ========


                                              September 30, 2000           December 31, 1999
Identifiable assets:

     Europe                                        $ 91,067                    $ 83,089
     North America                                   30,480                      30,365
     Asia-Pacific                                    15,611                      15,366
                                                   --------                    --------
         Total consolidated                        $137,158                    $128,820
                                                   ========                    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes related thereto appearing in
Item 1. Financial Statements.

     On April 12, 2000 the Company completed its acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A. ("Calzoni"), a wholly owned subsidiary of Intek S.p.A., effective as of April 1, 2000. The cash purchase price was $4,015,000 ($5,354,000 net of cash acquired and debt assumed). Calzoni designs, manufacturers and distributes radial piston oil-pressure motors for industrial hydraulics applications, and is located in Bologna, Italy. The acquisition has been accounted for utilizing the purchase method of accounting, and the operating results of Calzoni have been included in the operating results of the Company from April 1, 2000. Goodwill of $838,000 is being amortized by the straight-line method over 30 years. Certain references herein are made to results on a "Pre-acquisition" basis. Such references reflect results excluding the impact of the Calzoni acquisition.

     Although the Company reports its financial results in U.S. dollars, approximately 70% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported net sales, as well as the cost of goods sold, gross profit, selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The table below summarizes the results of operations for the three and nine months ended September 30, 2000 as reported at the actual currency rates utilized for the periods and as adjusted utilizing the currency rates in effect for the comparable periods of 1999.

                                                  (US dollars in thousands)
                                Three Months Ended                          Nine Months Ended
                                September 30, 2000                          September 30, 2000
                                ------------------                          ------------------

                                      Adjusted Utilizing 1999                     Adjusted Utilizing 1999
                     As Reported          Currency Rates          As Reported         Currency Rates
                     -----------      -----------------------     -----------     -----------------------
Net Sales              $ 36,744               $ 39,207              $113,736              $120,172

Gross Profit             12,314                 13,387                39,687                42,479

S,G&A Expenses            8,058                  8,653                25,753                27,298

Operating Income          4,256                  4,734                13,934                15,181

RESULTS OF OPERATIONS

Third Quarter ended September 30, 2000 Compared with Third Quarter ended September 30, 1999

     The Company's net sales increased 21.7% to $36.7 million in the three months ended September 30, 2000 from $30.2 million for the same period in 1999. Pre-acquisition net sales increased 12.6% to $34.0 million for the three months ended September 30, 2000 as compared to the same period in 1999. During the same period, net sales in North America increased 52.6% to $12.3 million from $8.1 million; net sales in Europe increased 11.0% to $19.3 million from $17.4 million; and net sales in Asia-Pacific region increased 9.8% to $5.1 million from $4.7 million. The primary reason for the increased volume in the third quarter of 2000 compared with the third quarter of 1999 is the increased product demand for all of the Company's products, particularly in the Company's North American markets due to a partial recovery from the 1999 slowdown in the mining and gas and oil exploration markets, combined with the impact of the Calzoni acquisition. Also impacting revenues was the continuing recovery of the economies in the Asia-Pacific region, combined with the Company's increased efforts to further penetrate those markets. Partially offsetting these increases was the continued strengthening of the US dollar against most of the functional currencies utilized in the Company's European operations.

     The Company's gross profit increased to $12.3 million for the quarter ended September 30, 2000 from $9.2 million in the same period of 1999. Gross profit as a percentage of net sales increased to 33.5% in the quarter ended September 30, 2000 from 30.4% in the comparable period of 1999. Pre-acquisition gross profits were $11.4 million for the quarter ended September 30, 2000, up from $9.2 million in the same period of 1999, while Pre-acquisition gross profits as a percent of sales increased to 33.4% for 2000 versus 30.4% for 1999. The increased gross profit was primarily attributable to the increased volume demand realized and the impact of the Calzoni acquisition, combined with the impacts of cost reductions made throughout 1999 and prior fiscal years. Gross profits in the period for 1999 were hurt by the impact of a labor dispute at the Company's Marysville, Ohio manufacturing facility. Partially offsetting the increases in 2000 was the continued strengthening of the US dollar against most of the functional currencies utilized in the Company's European operations.

     Gross profit in North America increased 112.8% to $2.7 million for the three months ended September 30, 2000 from $1.3 million in the same period of 1999. Gross profit in Europe of $7.9 million increased 25.4% or $1.6 million versus gross profit recorded in the comparable period of 1999. Asia-Pacific gross profit increased 31.6% to $1.7 million from $1.3 million.

     Selling, general and administrative ("SG&A") expenses increased 8.2% to $8.1 million for the quarter ended September 30, 2000 from $7.4 million for the quarter ended September 30, 1999. Pre-acquisition SG&A expenses were $7.5 million for the three months ended September 30, 2000, a 0.1% increase over the comparable period in 1999. These expenses as a percentage of net sales were 21.9% (22.1% on a Pre-acquisition basis) for 2000 as compared to 24.7% for 1999. The increase in these expenses for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 is due primarily to the impact of the Calzoni acquisition, combined with the increases relating to the increased net sales volume recorded.

     Operating income increased 146.7% to $4.3 million in the three month period ended September 30, 2000 from $1.7 million in the comparable period of 1999. Pre-acquisition operating income increased 11.3% to $3.8 million for the three months ended September 30, 2000 as compared to $1.7 million for the comparable period in 1999. Operating income as a percentage of net sales increased to 11.6% in the quarter ended September 30, 2000 from 5.7% in the quarter ended September 30, 1999. The changes in exchange rates had the effect of decreasing operating income for the period by $0.5 million.

     Other income was recorded in the quarter ended September 30, 2000 of $27,000 (0.1% of net sales) versus other expense of $261,000 for the comparable period of 1999. The increase in other income was the result of recognition of non-cash currency gains on inter-company loans for the quarter ended September 30, 2000, versus losses recorded on these transactions in the comparable period of 1999.

     Net interest income was $342,000 for the quarter ended September 30, 2000, as compared to net interest income of $64,000 for the comparable period in 1999.

     The effective tax rate for the three months ended September 30, 2000 was 28.8% compared with 42.1%for the three months ended September 30, 1999, resulting from the mix of profits generated in the Company's overseas operations, with varying effective tax rates and previously unrealized net operating loss carryforwards, as opposed to the mix recorded in the third quarter of 1999.

Nine months ended September 30, 2000 Compared with Nine months ended September 30, 1999

     The Company's net sales increased 12.3% to $113.7 million in the nine months ended September 30, 2000 from $101.3 million for the same period in 1999. Pre-acquisition net sales increased 6.0% to $107.3 million for the nine months ended September 30, 2000 as compared to the same period in 1999. During the same period, net sales in North America increased 23.9% to $37.9 million from $30.6 million; net sales in Europe increased 6.0% to $61.2 million from $57.8 million; and net sales in Asia-Pacific region increased 13.3% to $14.6 million from $12.9 million. The primary reason for the increased volume recorded year to date 2000 compared with the same period in 1999 is the increased product demand for all of the Company's products, particularly in the Company's North American markets, due to a partial recovery from the 1999 slowdown in the mining and gas and oil exploration markets, combined with the impact of the Calzoni acquisition. Also impacting revenues was the continuing recovery of the economies in the Asia-Pacific region, combined with the Company's increased efforts to further penetrate those markets. Partially offsetting these increases was the continued strengthening of the US dollar against most of the functional currencies utilized in the Company's European operations.

     The Company's gross profit increased 16.2% to $39.7 million for the nine months ended September 30, 2000 from $34.1 million in the same period of 1999. Gross profit as a percentage of net sales increased to 34.9% for year to date 2000 from 33.7% in the comparable period of 1999. Pre-acquisition gross profits were $37.7 million for the nine months ended September 30, 2000 from $34.1 million in the same period of 1999, while Pre-acquisition gross profits as a percent of sales increased to 35.2% for 2000 versus 33.7% for the same period in 1999. The increased gross profit was primarily attributable to increased production at the Company's manufacturing facilities resulting from the volume demand realized and the impact of the Calzoni acquisition, combined with the impacts of cost reductions made throughout 1999 and prior fiscal years. Partially offsetting these increases was the continued strengthening of the US dollar against the functional currencies utilized in the Company's European operations, and its impact on the cost to acquire goods produced in the Company's US operations by its European companies.

     Gross profit in North America increased 65.9% to $10.3 million for the nine months ended September 30, 2000 from $6.2 million in the same period of 1999. Gross profit in Europe of $24.4 million increased 2.5% or $0.6 million versus gross profit recorded in the comparable period of 1999. Asia-Pacific gross profit increased 26.9% to $4.9 million from $3.8 million.

     Selling, general and administrative ("SG&A") expenses increased 6.0% to $25.8 million for the nine months ended September 30, 2000 from $24.3 million for the nine months ended September 30, 1999. Pre-acquisition SG&A expenses were $24.7 million for the nine months ended September 30, 2000, a 0.1% increase over the comparable period in 1999. S,G&A expenses as a percentage of net sales were 22.6% (23.0% on a Pre-acquisition basis) for 2000 as compared to 24.0% for 1999. The increase in these expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is due primarily to the impact of the Calzoni acquisition, combined with the increases relating to the increased net sales volume recorded.

     Operating income increased 41.4% to $13.9 million in the nine month period ended September 30, 2000 from $9.9 million in the comparable period of 1999. Pre-acquisition operating income increased 32.8% to $13.1 million for the nine months ended September 30, 2000 as compared to $9.9 million for the comparable period in 1999. Operating income as a percentage of net sales increased to 12.3% in the nine months ended September 30, 2000 from 9.7% in the nine months ended September 30, 1999. The changes in exchange rates had the effect of decreasing operating income for the period by $1.2 million.

     Other income was recorded in the nine months ended September 30, 2000 of $170,000 (0.1% of net sales) as compared to other expense of $442,000 for the comparable period of 1999. The increase in other income was the result of recognition of non-cash currency gains on inter-company loans for the nine months ended September 30, 2000, versus losses recorded on these transactions in the comparable period of 1999.

     Net interest income was $475,000 for the nine months ended September 30, 2000, as compared to net interest income of $199,000 for the comparable period in 1999.

     The effective tax rate for the nine months ended September 30, 2000 was 29.3% compared with 30.8%for the nine months ended September 30, 1999, resulting from the mix of profits generated in the Company's overseas operations, with varying effective tax rates and previously unrealized net operating loss carryforwards, as opposed to the mix recorded for 1999.

LIQUIDITY AND CAPITAL RESOURCES

                                                 (US dollars in thousands)
                                              Nine months ended September 30,
                                                    2000           1999
                                                  --------       --------

Cash & Cash Equivalents                           $ 32,947       $ 31,811
Net cash provided by operating activities           11,419         10,578
Net cash used in investing activities               (6,405)        (5,682)
Net cash used in financing activities               (2,378)        (7,258)
Effect of exchange rate changes on cash               (863)        (1,626)


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

     Net cash provided by operating activities for the nine months ended September 30, 2000 increased to $11.4 million from $10.6 million for the same period in 1999. The $0.8 million increase in net cash provided by operating activities for the nine months ended September 30, 2000 compared to the comparable period in 1999 was attributable to a $3.7 million increase in net income, partially offset by a $3.1 million increase in cash utilized for working capital. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

     Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2000, compared to $5.7 million for the same period in 1999. Investing activities in the nine month period ended September 30, 2000 consisted of the purchase of subsidiary ($4.0 million) and investment in manufacturing equipment for the Company's four production facilities of $2.6 million. For the nine months ended September 30, 1999 investing activities consisted entirely of investment in manufacturing equipment for the Company's four production facilities of $5.7 million.

     Net cash used by financing activities was $2.4 million for the nine months ended September 30, 2000 as compared to $7.3 million for the same period in 1999. The decrease of $4.9 million in cash used for financing activities for the nine months ended September 30, 2000 as compared to the same period in 1999 was primarially attributable to the partial repayment during the nine months ended September 30, 1999 of the $12.0 million of short term bank borrowings obtained to facilitate the Lokomec acquisition. The activity in the nine months ended September 30, 2000 relates to the repayment of debt assumed from the Calzoni acquisition of $1.3 million and funds utilized to repurchase 75,000 shares of the Company's common stock totaling $1.0 million.

     The effect of exchange rate changes on cash and cash equivalents was $0.9 million and $1.6 million for the nine months ended September 30, 2000 and 1999, respectively. As approximately 70% of the Company's business is transacted in currencies other than the US dollar, foreign currency fluctuations potentially can have a significant impact on dollar reported balances for the Company. The $0.9 million decrease in the exchange rate impact on cash and cash equivalents is attributable to a strengthening, during the first nine months of 1999, of the US dollar against most of the functional currencies earned by the Company in its European operations, as compared to the first nine months of 2000.

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

EXPOSURE TO CURRENCY FLUCUATIONS

     A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, equivalent European euro currencies and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. For the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, for example, the Company experienced a Pre-acquisition 6.9% increase in net sales in the European region (denominated in local currencies); however, the dollar-translated Pre-acquisition net sales figures showed a net decrease due to the fluctuation of the dollar against the local currencies of 5.1%. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the Company currently engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may not do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

MARKET RISK

     Information regarding market risk of the Company as of December 31, 1999 is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" which is included in Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 1999. There have been no material changes in the Company's exposure to market risk during the three and nine month periods ended September 30, 2000.

ORDER RECEIPTS AND BACKLOG

     Worldwide customer order receipts were $39.4 million ($35.9 million on a Pre-acquisition basis) for the quarter ended September 30, 2000, a 23.8% increase over the same period in 1999. On a volume basis, utilizing constant currency exchange rates, order receipts for the quarter ended September 30, 2000 were $42.4 million ($38.3 million on a Pre-acquisition basis) and represent a 33.3% increase over the quarter ended September 30, 1999.

     Year to date worldwide customer order receipts were $124.0 million ($116.6 million on a Pre-acquisition basis) and represent a 20.3% increase over the same period in 1999. On a volume basis, utilizing constant currency exchange rates, order receipts for the nine months ended September 30, 2000 were $132.0 million ($123.6 million on a Pre-acquisition basis) and represent a 28.0% increase over the nine months ended September 30, 1999.

     The worldwide backlog of unshipped orders at September 30, 2000 totaled $35.3 million ($31.3 million on a Pre-acquisition basis), a $10.3 million or 41.2% over the backlog at September 30, 1999, and an $11.6 million or 48.9% increase over the backlog at December 31, 1999.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in certain legal proceedings incidental to the normal conduct to its business. The Company does not believe that any liabilities relating to any of the legal proceedingsto which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At the 2000 Annual General Meeting of shareholders on May 8, 2000, the shareholders of the Company voted on the following proposals:

     Proposal 1. The shareholders of the Company re-elected the following Directors of the Company. The number of Votes cast for each of the nominees was as follows:

                                                     Common Stock
                                        -------------------------------------
                                           For        Against     Abstentions     Broker Nonvotes
                                           ---        -------     -----------     ---------------
     Christopher H. B. Mills            5,807,475      2,350          200               None
     David L. Weir                      5,806,375      3,450          200               None

     Proposal 2. The appointment of Ernst & Young LLP as the independent public accountants of the Company for the fiscal year ended December 31, 2000, was ratified by a vote of 5,810,025 shares of Common Stock for, and 0 share against, with 0 shares abstaining.

     Proposal 3. The shareholders of the Company approved a special resolution authorizing the Company to enter into an agreement between the Company and ING Barings LLP whereby ING Barings would act as an agent to purchase, on behalf of the Company, up to 1,111,395 of the Company's outstanding shares by a vote of 5,807,062 shares for, and 100 shares against, with 0 shares abstaining.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:


     Exhibit 2.1 -  Stock Purchase Agreement dated March 14, 2000 by and between
                    Denison International plc and Intex S.p.A for the acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A. *

     Exhibit.27.1 - Financial Data Schedule


     (b) Reports on Form 8-K

     None.

     * Filed as an exhibit to the Company's Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

                                Index To Exhibits

Exhibit No.         Description
-----------         -----------

2.1 Stock Purchase Agreement dated March 14, 2000 by and between Denison International plc and Intek S.p.A, for the acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A. *


27.1                Financial Data Schedule

* Filed as an exhibit to the Company's Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DENISON INTERNATIONAL plc

Date November 14, 2000                  By /s/ Bruce A. Smith
     -----------------                     ------------------------------
                                           Bruce A. Smith
                                           Director and Chief Financial Officer