Form 10-K
period 2000-12-31
DENISON INTERNATIONAL PLC
filed 2001-04-02
CIK 1042598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            MARK ONE

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________
                        COMMISSION FILE NUMBER: 000-29358

                            DENISON INTERNATIONAL PLC
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         ENGLAND AND WALES                         NOT APPLICABLE
    (State or other Jurisdiction        (I.R.S. Employer Identification Number)
 of incorporation or organization)

      14249 INDUSTRIAL PARKWAY
          MARYSVILLE, OHIO                               43040
(Address of principal executive offices)              (Zip Code)

       (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (937) 644-4500

 SECURITIES REGISTERED OR TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

 SECURITIES REGISTERED OR TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
American Depositary Shares (as evidenced by American Depositary Receipts), each representing one Ordinary Share, $0.01 par value of the registrant

                                (title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 27, 2001 was $ 105,736,300

     The number of outstanding shares of each of the registrant's classes of capital or common stock as of March 27, 2001 was as follows:

                   10,563,950 ORDINARY SHARES, $0.01 PAR VALUE
                7,015 'A' ORDINARY SHARES, (POUND)8.00 PAR value

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Definitive Proxy Statement on schedule 14A relating to the Annual Meeting of Shareholders to be held on May 22, 2001 is incorporated by reference in Part I and Part III of the Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I
     Item 1.      Business........................................................................................1
     Item 2.      Properties.....................................................................................11
     Item 3.      Legal Proceedings..............................................................................11
     Item 4.      Submission of Matters to a Vote of Security Holders............................................11
     Item 4A.     Executive Officers of the Company..............................................................12

PART II

     Item 5.      Market for the Company's Common Equity And Related Stockholder Matters.........................12
     Item 6.      Exchange Controls and Other Limitations Affecting Security Holders.............................13
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........14
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................................21
     Item 8.      Financial Statements and Supplementary Data....................................................21
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........45

PART III

     Item 10.     Directors and Officers of the Registrant.......................................................45
     Item 11.     Executive Compensation.........................................................................46
     Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................46
     Item 13.     Certain Relationships and Related Transactions.................................................46

PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................46

SIGNATURES.......................................................................................................48

SCHEDULE II.....................................................................................................F-1

EXHIBIT INDEX...................................................................................................E-1

                                      (i)

     References to Shares herein refer to (i) the Ordinary Shares of Denison, $0.01 par value per Ordinary Share (the "Ordinary Shares") and (ii) Denison's American Depositary Shares ("ADSs"), each of which represents one Ordinary Share. The ADSs are evidenced by American Depositary Receipts ("ADRs").

     Denison publishes its financial statements in U.S. dollars. In this Form 10-K, references to "dollars" or "$" are to U.S. dollars and references to "pounds sterling," "(pound)" or "p" are to U.K. currency. Except as otherwise stated herein, all monetary amounts in this Form 10-K have been presented in dollars.

     The Company publishes annual reports containing annual audited consolidated financial statements and opinions thereon by independent public auditors. Such financial statements are prepared on the basis of accounting principles generally accepted in the United States ("US GAAP") expressed in U.S. dollars. The Company has published quarterly updates and semi-annual reports containing unaudited financial information prepared on the same basis as its audited US GAAP consolidated financial statements.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K includes and incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-K regarding the Company's strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "will", "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in its forward-looking statements and undue reliance should not be placed on the Company's forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements. The Company has included important factors in the cautionary statements included or incorporated in this Form 10-K that the Company believes could cause actual results or events to differ materially from the forward-looking statements made. The Company's forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments the Company may make. The Company does not assume any obligation to update any forward-looking statements.

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

         The Company focuses on the specialty segment of the hydraulic power market and works closely with its customers to meet their specified performance objectives. Denison's product offerings include a wide variety of piston pumps and motors; vane pumps and motors; manifold systems; pressure, directional and proportional valve products; radial piston motors; and electronic control products. Denison's products enjoy excellent brand recognition and significant market share in certain sectors of the market targeted by the Company. The Company markets and sells its products primarily through a global network of regional sales and service subsidiaries, independent fluid power equipment distributors and, to a lesser extent, directly to end-users. In the United States, the Company relies primarily on independent fluid power distributors which also distribute other products that do not generally compete with Denison's. In Europe and Asia, Denison primarily sells its products directly to OEMs through its regional sales and service subsidiaries. For certain information concerning the Company's revenue, operating profit and identifiable assets attributable to each of the Company's geographical market segments, see
Note 16 of "Notes to Consolidated Financial Statements".

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

         The Company was incorporated in England and Wales as a private company limited by shares in March 1993 and was re-registered as a public limited company on July 28, 1997. On August 8, 1997, the Company completed an initial public offering in which it issued and sold 450,000 Ordinary Shares at $16.00 per share. The net proceeds from the offering were $4,480,000. In December 1998 the Company acquired 100% of the shares of Lokomec Oy, a manufacturer and distributor of highly engineered manifold systems located in Tampere, Finland. In April 2000 the Company acquired 100% of the shares of Riva Calzoni Oleodinamica, a manufacturer and distributor of radial piston motors located in Bologna, Italy.

         The Company's principal U.S. executive offices are located at 14249 Industrial Parkway, Marysville, Ohio 43040 and its telephone number is 937-644-4500. The Company's U.K. executive offices are located at Masters House, 107 Hammersmith Road, London W14 0QH, England and its telephone number is 44-20-7603-1515.

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

         Demand and growth in different application sectors of the hydraulics industry have typically been driven by various external economic factors. The industrial sector of the hydraulics industry has typically been affected by the cyclicality of the overall economy. Sales of mobile hydraulic systems and components have been driven by infrastructure development factors such as construction and new housing starts. Sales of marine systems have been largely influenced by military expenditures and, thus, are less affected by cyclical economic factors. Demand and growth in each of the industrial, mobile and marine sectors of the hydraulics market are also affected by the replacement cycle of the hydraulic products.

PRODUCTS

         The Company designs, manufactures, sells and services a broad range of components for use in hydraulic fluid power systems, as well as complete hydraulic fluid power systems, for applications with high reliability, performance, precision and durability requirements. The Company's primary products are piston pumps and motors, vane pumps and motors, manifolds, radial piston motors, and valves. In 2000, vane pumps and motors accounted for 30.0% of the Company's net sales, piston pumps and motors accounted for 27.8% of the Company's net sales, valves accounted for 20.8% of the Company's net sales, radial piston motors accounted for 6.5% of the Company's net sales, and manifolds accounted for 5.4% of the Company's net sales. In addition, the Company manufactures electronic control products and certain other components and accessories used in hydraulic systems. Other products sales accounted for 9.5% of the Company's net sales.

         The markets served by the Company are substantial and diversified, with no single customer accounting for 4% or more of its net sales in 2000. The Company's products are used in many different industrial, mobile and marine applications, including mining machinery, drilling equipment, excavators, cranes, machine tools, die casting and plastics processing machinery.

PUMPS AND MOTORS

         Hydraulic pumps include piston pumps and motors, which provide adjustable flow and variable displacement, and vane pumps and motors, which provide continuous flow and fixed displacement. Each type of pump or motor is suitable for particular uses, depending upon variables such as speed, pressure, operating temperature, noise level, life expectancy and cost. Piston pumps and motors are used in tractors, tanks, machine tools, sophisticated winches, such as anchors on a ship or deck cranes on an aircraft carrier, as well as in other products with complex performance requirements, such as varying or multiple speeds or pressures. Vane pumps and motors are used in less complex applications generally requiring low noise levels but little or no variation in flow, such as refuse trucks, cranes and large presses.

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

         Pumps and motors operate in either an open- or closed-loop system. In an open-loop system, the hydraulic fluid is drawn into one or more pumps to produce flow and then travels to a number of different actuators performing independent functions. For example, an industrial conveyor belt system, involving many unrelated functions, may use an open-loop system. In a closed-loop system, the pump is dedicated to a single motor or set of motors performing a single function. Unlike in an open-loop system, in which the hydraulic fluid goes to a storage "reservoir" after passing through the motor, in a closed-loop system, the oil returns to the pump before being transferred back to the motor. The closed-loop system enables the flow direction of the hydraulic fluid to be reversed while the system is operating. This, in turn, allows for rapid changes in direction and speed of the motor, which is useful in applications such as rotating the wheels of a front-loader. In general, piston pumps are specifically manufactured for use in either an open-loop or closed-loop system, while vane pumps are typically used only in open-loop systems. A motor can generally be used in either an open- or closed-loop system.

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

         All Denison piston pumps are manufactured at the Company's Marysville, Ohio facility. During 2000, the Marysville plant produced and shipped in excess of 14,000 units.

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

         Denison's vane pumps are recognized as among the strongest products in the hydraulics industry and are distinguished from competitors' vane pumps by Denison's double-lip design, in which the vane is in contact with the cam ring at two points rather than at one as with the single-lip design. This double-lip design makes Denison's vane pumps less susceptible to contamination than single-lip pumps. The Company believes that no other manufacturer currently offers the double-lip design, a feature of all vane pumps manufactured by Denison since the 1940's.

         All Denison vane pumps are manufactured at the Company's Vierzon, France facility. During 2000, the Vierzon plant produced and dispatched in excess of 70,000 units.

RADIAL PISTON MOTORS

         Radial piston motors are a unique design of low speed, high torque hydraulic motors that are utilized in a variety of applications including industrial machinery, agriculture and natural resource exploration. The unique design relates to the principle of transmitting power to the rotary shaft by means of a pressurized column of oil contained in a telescopic cylinder, as opposed to the more common approach of utilizing connecting rods, pistons, pads and pins. The Denison radial piston motor offers advantages of high torque at very low speeds, reduced wear on moving parts, and a significant reduction in weight and overall size compared to other motors with the same capacity.

         Denison manufactures three types of radial piston motors: fixed displacement, dual displacement, and variable displacement. This product offering allows Denison to offer our customers components that are less standard, but more suitable to respond to the customer's specific requirements. Denison's radial piston motor products respond to the hydraulic market's evolution towards products offering optimum performance and maximum efficiency.

         All Denison radial piston motors are manufactured in the Company's Bologna, Italy facility. Since its acquisition by the Company in April 2000, the Bologna facility produced approximately 9,000 radial piston motors.

MANIFOLDS

         Manifolds are machined steel or aluminum blocks, which act as housing for surface mounted, or cartridge valves, which control the operation of a wide variety of hydraulic equipment such as presses, bailers, lifting devices, and mobile machinery and equipment. Manifolds are utilized in conjunction with pumps, motors, cylinders, and valves to form a complete hydraulic system.

         Systems are a growing trend in the hydraulics industry as customers are essentially outsourcing the hydraulics engineering expertise and component integration to a single supplier offering a complete "package". The manufacture and sale of manifolds offers the Company an avenue to utilize its engineering expertise to sell additional valves, which are often not competitive if sold as individual items. Substantially all of Denison's manifolds are manufactured at the Company's Tampere, Finland facility. During 2000, the Tampere factory produced and sold in excess of 10,000 manifolds.

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

         All Denison valves are manufactured at the Company's Hilden, Germany plant, with the exception of a line of pressure control valves, manufactured for Denison by a Swiss company, and a line of cartridge valves, manufactured for Denison by an English company. In each case, the manufacturing company produces the valves using Denison's specification. During 2000, the Hilden factory supplied approximately 240,000 units, of which approximately 210,000 were manufactured at the Hilden factory.

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

         Denison's large installed customer base provides it with significant aftermarket sales of spare parts and services. The highest level of aftermarket service is piston pumps, which tend to be more complex and require more maintenance than vane pumps. Approximately 135,000 piston pumps and 440,000 vane pumps have been manufactured by Denison and are currently in use and therefore may be subject to service. In 2000, 12.5% of the Company's net sales were derived from aftermarket services, primarily the sales of spare and replacement parts.

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

         As of December 31, 2000, Denison's research and development staff consisted of a total of 53 employees. Thirty of these employees conduct research and development on piston pumps and motors at Denison's Ohio facility; eleven focus on research and development related to vane pumps and motors at Denison's France facility; and twelve perform research and development on industrial valves at Denison's Germany plant. The main activities of the research and development staff involve developing new concepts and new product designs, and modifying and improving existing products and designing variations of existing products to suit specific customer needs. Denison currently has no plans to significantly change the number of its R&D employees. Denison incurred research and development costs of $5.0 million, $4.4 million and $3.1 million in the years ended December 31, 2000, 1999 and 1998, respectively.

MANUFACTURING AND SUPPLIERS

         The Company's production facilities are located in Marysville, Ohio; Vierzon, France; Bologna, Italy; Tampere, Finland and Hilden, Germany. The Marysville plant manufactures piston pumps and motors, the Vierzon plant manufactures vane pumps and motors, the Bologna plant manufacturers radial piston motors, the Tampere plant manufactures manifolds, and the Hilden plant manufactures valves. The manufacturing plants have undergone significant upgrading and rationalization in recent years and are in superior manufacturing condition. Currently, the facilities are operated in two to three shifts with the possibility of increasing capacity with existing machinery by increasing working hours. Approximately 35% of the manufacturing workforce is dedicated to the production of vane pumps and motors, 23% to the production of piston pumps and motors, 21% to the production of valves, 15% to the production of radial piston motors, and 6% to the production of manifolds. Each facility is equipped with testing equipment to maintain the Company's high quality control standards. All of the Company's manufacturing facilities are ISO9001 certified.

         The Company manufactures in-house virtually all of the high value-added or quality critical components such as the rotating groups, body components and controls used to build its products. The Company has computerized numerically controlled type flexible machinery and equipment that is organized in a series of work cells, utilizing just-in-time production scheduling techniques. The Company has spent in excess of $25.0 million on new production equipment in the last four years. As a result of these investments, significant gains in productivity efficiency have been realized since 1993. Management believes that the improvement programs in progress will further add to efficiency and promote cost reductions, particularly in piston pump, radial piston motor and valve production.

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

         The Company's sales and marketing network in North America is comprised of 46 sales and marketing employees, as well as 40 independent distributors. Denison's regional sales and service subsidiaries are located in 16 countries around the world, including Germany, the United Kingdom, France, Italy, Scandinavia, Spain, Singapore, China, Japan and Australia. Denison's plants supply pumps, motors, manifolds and valves to its regional subsidiaries, which maintain small inventories of the components and parts with the highest customer demand. Each of the regional subsidiaries has the capacity to modify or convert pumps, motors and valves on-site to meet specific needs of customers, thus allowing the subsidiaries to offer a flexible product line without maintaining an extensive inventory. The regional subsidiaries also have sophisticated test rigs to permit on-site diagnosis and repair of Denison products. Together with the additional 193 distributors throughout the world, the regional subsidiaries constitute an international sales network providing extensive support in application engineering, service and repair parts for Denison products worldwide.

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

CUSTOMERS

         Denison's broad base of well-known customers in the hydraulics industry in the United States, Europe and the Asia-Pacific region attests to the high reliability and quality of the Company's products. In 2000, Denison's top ten OEM and direct end-user customers accounted for approximately 12% of net sales, and the top ten customers overall accounted for approximately 11% of net sales. The markets served by the Company are substantial and diversified, with no single customer accounting for more than 4% of the Company's net sales in 2000.

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

BACKLOG

         The Company's backlog of unfilled firm orders was $32.5 million at December 31, 2000, compared with $23.7 million at December 31, 1999. The Company estimates that approximately 98% of the December 31, 2000 backlog will be filled by December 31, 2001.

COMPETITION

         The hydraulics industry is highly fragmented and intensely competitive. The Company competes primarily on the basis of the performance, quality and durability of its products, as well as the availability of aftermarket support through its regional sales and service subsidiaries and through its network of independent fluid power equipment distributors.

         The Company competes with divisions of large corporations, such as Rexroth (proposed to be acquired by Bosch) and divisions of Eaton, Parker Hannifin and Bosch, as well as companies with more limited product lines. Some of the Company's competitors are larger and have greater financial and other resources than the Company and thus can better withstand adverse economic or market conditions as compared to the Company. In addition, companies not currently in direct competition with the Company may introduce competing products in the future.

         The Company has a large number of competitors, some of which are full-line producers and others that are niche suppliers like the Company. The most significant competitors market globally. In addition, the Company faces competition from a number of local companies in regional markets. Full-line producers have the ability to provide integrated hydraulic systems to customers, including components functionally similar to those manufactured by the Company. There has been some consolidation activity in recent years, with large, full-line producers filling out their product lines with the acquisition of smaller, privately held producers. The Company's main competitors by product include Rexroth, Oilgear, Hydrakraft and Parker Hannifin (piston products); Eaton, Atos and Parker Hannifin (vane products); and Rexroth, Bosch, Eaton, Atos and Parker Hannifin (valve products). In addition, various small regional companies compete with the Company's manifold and radial piston motor product lines.

EMPLOYEES

         As of December 31, 2000, the Company had 1,072 full-time employees, including 564 employees in manufacturing and operations, 53 employees in product development, 318 employees in sales and marketing and 137 employees in management and administration. In addition, the Company utilizes the services of approximately 70 temporary employees. Of the Company's full-time employees, 239 are working in the United States, 177 in Germany, 264 in France, 121 in Italy, 49 in Finland and the remainder in the Company's sales and service facilities. The Company considers its relations with its employees to be satisfactory.

         A collective bargaining agreement with the International Association of Machinists and Aerospace Workers AFL-CIO/CLC, Denison Lodge 427, District Lodge 28, which covers all hourly-paid production and maintenance employees in the Company's Marysville, Ohio facility (125 employees overall) expires in June 2002. Management at the US facility knows of no grievances which are likely to threaten work stoppage. The French facility has a collective bargaining agreement, the "Convention Collective de la Metallurgie," which covers all employees and is mandatory in French companies which engage in activities such as Denison's. The non-management personnel are represented by several unions. While the German facility is not directly subject to collective bargaining agreements, it does adopt certain provisions of collective bargaining agreements applicable to the metalworking industry in its employment contracts. Such provisions relate to matters such as working conditions, wages and year-end bonuses. The Italian facility is covered under the National Collective Labor Agreement ("NLCA"), which covers all employees and is mandatory in Italian companies which engage in activities such as those of the Company. The NLCA includes collective bargaining agreement provisions relating to issues such as wage and salary arrangements, working conditions and other matters. Management at each of the facilities believes labor relations to be good.

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

         Investigations of the Company's European facilities have identified areas of contamination and some practices which may be in violation of applicable regulations. The Company is in the process of determining whether any remediation and/or any changes in current practices are necessary. There can be no assurance that remediation of these facilities will not be required or that fines or sanctions will not be imposed on the Company for violations of environmental law, if any are determined to exist. While management does not believe that compliance with environmental requirements is likely to have a material adverse effect on the Company, there can be no assurance that future additional environmental compliance or remediation obligations will not arise at one or more of the Company's facilities or that such obligations could not have a material adverse effect on the Company's financial condition or results of operations. The Company has an accrual of $1.3 million at December 31, 2000 for anticipated future costs related to environmental liabilities. See Note 15 of Notes to Consolidated Financial Statements.

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

ITEM 2.  PROPERTIES

         Denison has administrative, sales and manufacturing facilities located in Marysville, Ohio; Vierzon, France; Bologna, Italy; Tampere, Finland; and Hilden, Germany. The facilities in the United States, France, Finland and Germany are owned by the Company and occupy 170,000, 174,100, 120,000 and 146,600 square feet, respectively. The Company's facility in Bologna, Italy is a leased facility occupying 120,000 square feet. The Marysville plant manufactures piston pumps and motors, the Vierzon plant manufactures vane pumps, and motors, the Bologna plant manufacturers radial piston product, the Tampere plant manufactures manifolds, and the Hilden plant manufactures valves. The manufacturing plants have undergone significant upgrading and rationalization in recent years and are in superior manufacturing condition. Currently, the facilities are operated in two to three shifts with the possibility of increasing capacity with existing machinery by increasing working hours. Approximately 35% of the manufacturing workforce is dedicated to the production of vane pumps and motors, 23% to the production of piston pumps and motors, 21% to the production of valves, 15% to the production of radial piston motors and 6% to the production of manifolds. Each facility is equipped with testing equipment to maintain the Company's high quality control standards. All facilities are ISO9001 certified.

         The Company also owns a sales and service facility in Wakefield, England. In addition, the Company leases or subleases facilities for its regional sales and service subsidiaries in the following countries: Australia, Belgium, Canada, Denmark, Finland, France, Germany, China, Italy, Japan, Luxembourg, the Netherlands, Singapore, Spain, Sweden, the United Kingdom and the United States. The Company believes that its existing facilities are sufficient for its current needs, and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

                           None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

                  The following table sets forth the name and position of the executive officers of the Registrant.

                                                             PRESENT OFFICE
NAME               AGE       POSITION                          HELD SINCE
- ----               ---       --------                          ----------

J. Colin Keith     56        Chairman of the Board of              1993
                             Directors
David L. Weir      47        Chief Executive Officer,              1997
                             President and Director

Anders C.H. Brag   48        Managing Director and Director        1993

Bruce A. Smith     45        Chief Financial Officer and           1998
                             Director

Paul G. Dumond     46        Company Secretary                     1993

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The principal trading market for the Company's securities is ADSs listed on the Nasdaq National Market. The Company's ADSs have traded in the U.S. since August 8, 1997 under the symbol "DENHY". Each ADS represents one Ordinary Share, par value $0.01 per Ordinary Share. Each ADS is evidenced by an ADR. Bankers Trust Company is the Depositary for the ADRs. As of December 31, 2000, 10,563,950 ADSs were held by 20 registered ADR holders. The largest holder, The Depository Trust Company, holds 5,308,142 ADSs representing 61 participants. At the annual meeting of shareholders held on May 8, 2000, the shareholders granted authority to the Company to repurchase up to 1,111,395 shares of the Company's stock at market prices. Throughout 2000 the Company re-purchased a total of 550,000 shares at an average price of $13.413 per share (See Note 9 of Notes to Consolidated Financial Statements).

         The following table shows the high and low sales prices of the ADSs on the Nasdaq National Market for each quarterly period for the two years ended December 31, 2000.

                                                     PRICE PER ADS (US$)
       QUARTERLY PERIOD ENDED                        HIGH              LOW
       ----------------------                        ----              ---
March 31, 1999                                       14.75            11.00
June 30, 1999                                        19.25            12.63
September 30, 1999                                   16.00            11.50
December 31, 1999                                    11.63             8.50
March 31, 2000                                       15.00             8.50
June 30, 2000                                        13.25             9.875
September 30, 2000                                   14.25            12.00
December 31, 2000                                    15.063           12.875

         At March 27, 2001, the last reported price for an ADS on the Nasdaq National Market was $ 14.875.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data for each of the five years in the period ended December 31, 2000 are derived from the Consolidated Financial Statements of the Company. The selected consolidated financial data of the Company set forth below are qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements, Related Notes and other financial information included in this Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                              YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------
                                      2000             1999            1998             1997             1996
                                      ----             ----            ----             ----             ----
                                                              (DOLLARS IN THOUSANDS)
Net sales                        $    153,095     $     135,543   $     145,253    $    148,388     $    148,149
Cost of sales                          99,993            90,430          90,917          94,008           95,312
                                 ------------     -------------   -------------    ------------     ------------
Gross profit                           53,102            45,113          54,336          54,380           52,837
Selling, general
  and administrative
  expenses                             34,735            31,966          33,028          33,618           35,336
                                 ------------     -------------   -------------    ------------     ------------
Operating income                       18,367            13,147          21,308          20,762           17,501
Other income/(expense)                    279             (693)               0           2,175            1,829
Interest income, net                    1,030               354              938             218                48
                                 ------------     -------------   --------------   -------------    --------------
Income before taxes                    19,676            12,808          22,246          23,155           19,378
Provision for income
  taxes                                 5,917             4,522           5,956           3,367            2,437
                                 ------------     -------------   -------------    ------------     ------------
Net income                       $     13,759     $       8,286   $      16,290    $     19,788     $     16,941
                                 ============     =============   =============    ============     ============
Basic earnings per share         $       1.25     $         .75   $        1.47    $       1.84     $       1.61
                                 ============     =============   =============    ============     ============

Diluted earnings per share       $       1.25     $         .74   $        1.46    $       1.82     $       1.59
                                 ============     =============   =============    ============     ============

CONSOLIDATED BALANCE SHEET DATA:

                                                               AT DECEMBER 31,
                                     --------------------------------------------------------------------
                                     2000          1999           1998              1997             1996
                                     ----          ----           ----              ----             ----
                                                          (DOLLARS IN THOUSANDS)
Cash and cash
  equivalents                   $    32,097    $    31,174     $    35,799     $    30,337           $  19,144
Working capital                      67,812         66,533          66,432          63,834              51,074
Total assets                        144,394        128,820         143,457         107,493              93,726
Total debt(1)                         6,560          5,697          12,881           2,478               4,177
Redeemable preferred stock               --             --              --              --               1,141
Total shareholders' equity           84,958         81,060          78,527          59,552              39,120

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

         Although the Company reports its financial results in U.S. dollars, approximately 73% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported denominated income statement amounts in such foreign currencies when translated into U.S. dollars as compared to prior periods.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

                  The Company's net sales increased 12.9% to $153.1 million in fiscal 2000 from $135.5 million in fiscal 1999. During the same period, net sales in North America increased 19.6% to $48.9 million from $40.9 million; net sales in Europe increased 7.8% to $83.1 million from $77.1 million; and net sales in Asia-Pacific region increased 20.2% to $21.0 million from $17.5 million. The primary reason for the increased volume recorded for fiscal 2000 compared with the same period in 1999 is the increased product demand for all of the Company's products on a worldwide basis, combined with the impact of the Calzoni acquisition which added $10.0 million to net sales in 2000. Also impacting revenues was the continuing recovery of the economies in the Asia-Pacific region, combined with the Company's increased efforts to further penetrate those markets. Partially offsetting these increases was the continued strengthening of the US dollar against most of the functional currencies utilized in the Company's European operations.

         Restated (at average exchange rates for fiscal 1999), net sales for fiscal 2000 were $163.4 million, a 20.5% increase versus 1999. The increased sales revenue for the period attributable to the changes in exchange rate was $10.3 million. Restated (at average exchange rates for fiscal 1999), net sales for fiscal 2000 for the Company's European operations increased 21.2% to $93.5 million from $77.1 million; while net sales for the Asia-Pacific region increased 19.7% to $21.0 million from $17.5 million.

         The Company's gross profit increased to $53.1 million in fiscal 2000 from $45.1 million in fiscal 1999. Gross profit as a percentage of net sales increased to 34.7% in fiscal 2000 from 33.3% in fiscal 1999. The increased gross profit was primarily attributable to the increased volume demand realized for the Company's products worldwide, combined with the impact of the Calzoni acquisition and the impact of operating efficiencies at the Company's manufacturing facilities. The increased gross profit as a percentage of sales for fiscal 2000 versus fiscal 1999 resulted from the impact of high production volume and cost control at the Company's manufacturing facilities.

         Gross profit in North America increased 39.6% to $12.6 million in fiscal 2000 from $9.0 million in fiscal 1999. Gross profit in Europe increased 8.0% to $33.3 million in fiscal 2000 from $30.8 million in fiscal 1999, and Asia-Pacific gross profit increased 36.6% to $7.2 million in fiscal 2000 from $5.3 million in fiscal 1999. Restated (at average exchange rates for fiscal
1999), gross profit in Europe was $32.7 million, or a 22.3% increase over fiscal 1999, and gross profit in the Asia-Pacific region was $7.3 million, or a 37.7% increase over fiscal 1999. The total gross profit increase for the period attributable to the exchange rate differences was $4.4 million. Restated (at average exchange rates for fiscal 1999), consolidated gross profit as a percentage of net sales increased to 35.2% for fiscal 2000 compared to 33.3% for fiscal 1999.

         Selling, general and administrative ("SG&A") expenses increased 8.7% to $34.7 million for fiscal 2000 from $32.0 million for fiscal 1999. These expenses as a percentage of net sales were 22.7% for fiscal 2000 as compared to 23.6% for fiscal 1999. The increase in these expenses was primarily the result of the Calzoni acquisition, while the decrease in these expenses as a percentage of net sales reflects cost control measures implemented in fiscal 1999 and fiscal 2000. Restated (at average exchange rates for fiscal 1999), SG&A increased 16.4% to $37.2 million (22.8% of net sales) in fiscal 2000 from $32.0 million (23.6% of net sales) in fiscal 1999.

         Operating income increased 39.7% to $18.4 million in fiscal 2000 from $13.1 million in fiscal 1999. Operating income as a percentage of net sales increased to 12.0% in fiscal 2000 from 9.7% in fiscal 1999. Restated (at average exchange rates for fiscal 1999), operating income increased 54.5% to $20.3 million (12.4% of net sales) in fiscal 2000 from $13.1 million (9.7% of net sales) in fiscal 1999. The increased operating earnings realized, on both a dollar and percentage of net sales basis, was the result of the volume and cost control factors discussed, combined with the impact of the Calzoni acquisition. The total restated operating earnings increase for the period attributable to exchange rate differences was $1.9 million.

         Other income was recorded for fiscal 2000 of $279,000 (0.2% of net sales) as compared to other expense of $693,000 for the comparable period of fiscal 1999. The increase in other income was the result of recognition of non-cash currency gains on inter-company loans for fiscal 2000 versus losses recorded on these transactions in the comparable period of 1999.

         Net interest income was $1.0 million in fiscal 2000 compared to $354,000 of net interest income in fiscal 1999. The increase in interest income was primarily due to increased interest bearing cash balances held at the subsidiary level, combined with changes in investment strategies implemented in 2000.

         The effective tax rate for fiscal 2000 was 30.0% compared with 35.3% for fiscal 1999 resulting from the mix of profits generated in the Company's overseas operations, particularly the Company's German operations, with varying effective tax rates, as opposed to the mix recorded in 1999. The Company's German operations, which has net operating losses available to offset taxable income, recorded earnings in fiscal 2000 versus a loss in fiscal 1999. The provision for taxes increased 30.8% to $5.9 million in fiscal 2000 compared to $4.5 million in fiscal 1999. This provision as a percentage of net sales increased to 3.9% in fiscal 2000 from 3.3% in fiscal 1999, reflecting the higher operating margins discussed earlier.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

                  The Company's net sales decreased 6.7% to $135.5 million in fiscal 1999 from $145.3 million in fiscal 1998. During the same period, net sales in North America decreased 23.1% to $40.9 million from $53.2 million; net sales in Europe increased 1.7% to $77.1 million from $75.8 million; and net sales in Asia-Pacific region increased 8.0% to $17.5 million from $16.2 million. The strengthening US dollar against most of the functional currencies earned by the Company, combined with a slow-down in the Company's North American markets supporting the mining and gas and oil exploration markets and a work stoppage at the Company's Marysville, Ohio manufacturing facility were the primary reasons for the reduced revenues realized. Partially offsetting these factors were strong first year sales of the Company's manifold operations in Tampere, Finland, a company acquired late in 1998 and a recovering demand for the Company's products in the Asia-Pacific markets.

         Restated (at average exchange rates for fiscal 1998), net sales for fiscal 1999 were $137.6 million, a 5.3% decrease versus 1998. The increased sales revenue for the period attributable to the changes in exchange rate was $2.1 million. Restated (at average exchange rates for fiscal 1998), net sales for fiscal 1999 for the Company's European operations increased 6.1% to $80.4 million from $75.8 million; while net sales for the Asia-Pacific region remained constant with 1998 net sales of $16.2 million.

         The Company's gross profit decreased to $45.1 million in fiscal 1999 from $54.3 million in fiscal 1998. Gross profit as a percentage of net sales decreased to 33.3% in fiscal 1999 from 37.4% in fiscal 1998. The decreased gross profit was primarily attributable to the decreased volume demand realized, combined with planned production curtailments throughout 1999 to reduce inventory levels and the impact of a 10 week work stoppage at the Company's Marysville, Ohio manufacturing facility. Worldwide inventories were reduced in 1999 from 1998 levels by $5.2 million (before the impact on inventory balances from currency fluctuations). Partially offsetting these factors were strong first year earnings from the Company's manifold operations in Tampere, Finland, a company acquired late in 1998, combined with the impact of cost reductions made throughout 1999 and prior fiscal years.

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

         SG&A expenses decreased 3.2% to $32.0 million for fiscal 1999 from $33.0 million for fiscal 1998. These expenses as a percentage of net sales were 23.6% for fiscal 1999 as compared to 22.7% for fiscal 1998. Restated (at average exchange rates for fiscal 1998), SG&A decreased 2.1% to $32.3 million (23.5% of net sales) in fiscal 1999 from $33.0 million (22.7% of net sales) in fiscal 1998. The restated decrease in these expenses for fiscal 1999 as compared to fiscal 1998 is due primarily to the impact of cost reductions implemented by the Company in fiscal 1999 and prior fiscal years. The increase in these expenses as a percentage of net sales is reflected by a currency adjusted decrease in net sales revenue leveraged from a 2.1% marginal decrease in SG&A expenses.

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

         Net interest income was $354,000 in fiscal 1999 compared to $938,000 of net interest income in fiscal 1998. The decrease in interest income was primarily due to decreased interest bearing cash balances held at the subsidiary level, with funds utilized to reduce the borrowings utilized in the acquisition of Lokomec Oy late in 1998, combined with lower worldwide investment rates on the Company's cash balances.

         The effective tax rate for fiscal 1999 was 35.3% compared with 26.9% for fiscal 1998. This change is the result of year to date variations in the country sources of the Company's profits, in each case at tax rates that vary among jurisdictions. The provision for taxes decreased 24.1% to $4.5 million in fiscal 1999 compared to $6.0 million in fiscal 1998. This provision as a percentage of net sales decreased to 3.3% in fiscal 1999 from 4.1% in fiscal 1998, reflecting the lower operating margins discussed earlier.

LIQUIDITY AND CAPITAL RESOURCES

                                                                   Year Ended and At December 31,
                                                      ---------------------------------------------------------
                                                             2000                1999                1998
                                                      ------------------ ------------------- ------------------
                                                                       (DOLLARS IN THOUSANDS)
Cash & cash equivalents                                     32,097              31,173              35,799
Net cash provided by operating activities                   16,576              13,246              14,859
Net cash used in investing activities                       (7,475)             (7,051)            (20,692)
Net cash provided by (used in) financing activities         (6,849)             (7,416)             10,333
Effect of exchange rate changes on cash                     (1,329)             (3,404)                962

         Historically the Company has funded its cash requirements through cash flow from operations, although short-term fluctuations in working capital requirements for some of the Company's subsidiaries have been met through borrowings under revolving lines of credit obtained locally. The Company's primary uses of cash have been to fund capital expenditures, acquisitions, stock repurchases and to service and repay debt.

         Net cash provided by operating activities for fiscal 2000 increased to $16.6 million from $13.2 million in fiscal 1999. The $3.4 million increase in net cash provided by operating activities for fiscal 2000 compared to fiscal 1999 was attributable to a $5.5 million increase in net income, partially offset by a $1.3 million increase in utilization of cash from operating assets and liabilities. The increase in utilization of cash from operating assets and liabilities was the result of the net assets acquired in the Calzoni acquisition. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

         Net cash used in investing activities was $7.5 million for fiscal 2000, compared to $7.1 million for fiscal 1999. Investing activities in 2000 consisted of the acquisition of Calzoni for $4.0 million and investment in manufacturing equipment for the Company's five production facilities for $3.5 million. During 1998, investing activities also reflect the acquisition of 100% of the outstanding shares of Lokomec Oy for $10.9 million, net of cash acquired. The Company anticipates that it will incur approximately $10.0 million for capital expenditures for fiscal 2001, excluding any acquisitions of new businesses, as the Company expands production capabilities at its manufacturing facilities.

         Net cash used by financing activities was $6.8 million for fiscal 2000 compared to net cash used of $7.4 million for fiscal 1999. Cash utilized in fiscal 2000 by financing activities was comprised mainly of $7.4 million utilized to repurchase 550,000 shares of the Company's stock, partially offset by a slight increase in borrowings.

         The effect of exchange rate changes on cash and cash equivalents was $
1.3 million and $3.4 million for fiscal 2000 and fiscal 1999, respectively. As greater than two thirds of the Company's business is transacted in currencies other than the U.S. dollar, foreign currency fluctuations had a significant impact on dollar reported balances for fiscal 2000 compared to fiscal 1999. The $1.3 million impact of exchange rate changes on cash and cash equivalents was attributable to a continuing fiscal 2000 strengthening U.S. dollar against most of the functional currencies earned by the Company in its European operations. The average dollar-weighted foreign currency decrease for fiscal 2000 for the Company's European operations was 15.7%.

         In April 2000, the Company's Japanese subsidiary entered into a bank loan with a bank that provided $2.5 million for working capital and acquisitions. Borrowings under the agreement are secured by a guarantee by the Company. At December 31, 2000, $1.2 million was outstanding under the bank loan. Interest on the loan accrues at a rate of 2.38%. Interest on the loan is payable quarterly. The bank loan is due April 20, 2001.

         In May 1999, the Company's U.S. subsidiary entered into an revolving credit note with a bank that provides up to $15.0 million for working capital and acquisitions. Borrowings under the agreement are secured by a guarantee by the Company. At December 31, 2000 $4.5 million was outstanding under the note. Interest on the credit line, which is based on LIBOR plus 0.875% (7.60% at December 31, 2000), is payable monthly. The revolving credit note is due April 30, 2002.

         Short-term borrowings outside the United States under available informal credit facilities are typically a result of overdrafts. At December 31, 2000, the Company had an additional $ 0.8 million of other foreign debt outstanding. The Company also has an additional $1.7 million of unused foreign credit facilities. The banks may withdraw these facilities at any time. The weighted average interest rates on short-term borrowings as of December 31, 2000 and 1999 were 5.3% and 5.1% respectively.

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

EXPOSURE TO CURRENCY FLUCTUATIONS

         A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, equivalent European euro currencies and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. In 2000, for example, the Company experienced a 21.2% increase in net sales in the European region (denominated in local currencies); however, the dollar-translated net sales figures showed a net increase due to the fluctuation of the dollar against the local currencies of only 7.8%. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the Company currently engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may not do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

The following table illustrates the effect of the currency exchange rates on certain of the Company's income items in fiscal 2000 and fiscal 1999 which have been recalculated to show what such amounts would have been applying 1998 average exchange rates to fiscal 1999 amounts and 1999 average exchange rates to fiscal 2000 amounts.

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                  1999                      2000                 2000 AT 1999
                                 ACTUAL                    ACTUAL               EXCHANGE RATES
                                 ------                    ------               --------------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                       $  135,543             $   153,095                  $ 163,360
Gross profit                        45,113                  53,102                     57,518
Operating income                    13,147                  18,367                     20,314
Net income                           8,286                  13,759                     15,220
Basic earnings per share               .75                    1.25                       1.38
Diluted earnings per share             .74                    1.25                       1.38


                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                  1998                      1999                 1999 AT 1998
                                 ACTUAL                    ACTUAL               EXCHANGE RATES
                                 ------                    ------               --------------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales                       $  145,253             $   135,543                  $ 137,629
Gross profit                        54,336                  45,113                     45,630
Operating income                    21,308                  13,147                     13,587
Net income                          16,290                   8,286                      8,530
Basic earnings per share              1.47                     .75                        .77
Diluted earnings per share            1.46                     .74                        .77


IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and those systems successfully responded to the year 2000 date change. In addition, the Company experienced no material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products or services of third parties.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

         This Form 10-K includes and incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this Form 10-K regarding the Company's strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "will", "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that it actually will achieve the plans, intentions or expectations disclosed in its forward-looking statements and undue reliance should not be placed on the Company's forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements. The Company has included important factors in the cautionary statements included or incorporated in this Form 10-K that the Company believes could cause actual results or events to differ materially from the forward-looking statements made. The Company's forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments the Company may make. The Company does not assume any obligation to update any forward-looking statements.

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

         As of December 31, 2000, the Company had approximately $6.6 million outstanding on its revolving line of credit and short term credit agreements. The potential loss to the Company over one year that would result from a hypothetical, instantaneous, and unfavorable change of 100 basis points in the interest rates of all applicable assets and liabilities would be approximately be $0.1 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            DENISON INTERNATIONAL plc

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE

Report of Independent Auditors                                             24

Consolidated Balance Sheets as of December 31, 2000 and 1999               25

Consolidated Statements of Income for each of the years ended
  December 31, 2000, 1999 and 1998                                         27

Consolidated Statements of Changes in Shareholders' Equity for each
  of the  years ended December 31, 2000, 1999 and 1998                     28

Consolidated Statements of Cash Flows for each of the years ended
  December 31, 2000, 1999 and 1998                                         29

Notes to Consolidated Financial Statements                                 31

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Denison International plc

         We have audited the consolidated balance sheets of Denison International plc and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the index at
Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denison International plc and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                            /S/ ERNST & YOUNG LLP

Columbus, Ohio
February 16, 2001

                            DENISON INTERNATIONAL plc
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                  DECEMBER 31,

                                                            2000         1999
                                                            ----         ----
Current assets:
        Cash and cash equivalents                          $32,097      $31,174
        Accounts receivable, less allowances of
          $2,412 and $2,175 in 2000
          and 1999, respectively                            33,387       28,267
        Inventories                                         37,968       31,453
        Other current assets                                 4,495        3,566
                                                           -------      -------
           Total current assets                            107,947       94,460
Property, plant and equipment, net                          24,341       24,519
Other assets                                                 4,137        2,727
Goodwill, net of accumulated amortization of $610 and
        $345 in 2000 and 1999, respectively                  7,969        7,114
                                                             -----      -------
           Total assets                                   $144,394     $128,820

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 DECEMBER 31,
                                                             2000            1999
                                                             ----            ----
Current liabilities:
        Notes payable to bank                               $ 6,560        $  5,586
        Accounts payable                                     14,986           9,027
        Accrued payroll and related expenses                  7,204           3,996
        Other accrued liabilities                             7,396           7,527
        Income tax payable                                    3,989           1,680
        Current portion of capital lease obligations             --             111
                                                           --------         -------
           Total current liabilities                         40,135          27,927
Noncurrent liabilities:
        Pension accrual                                      11,364          10,506
        Other noncurrent liabilities                          4,761           4,516
        Negative goodwill, net of accumulated
          amortization of $7,489 and $6,195
          in 2000 and 1999, respectively                      3,176           4,811
                                                              -----           -----
                                                             19,301          19,833

Shareholders' equity:
        'A' ordinary shares (pound)8.00 par value;
          7,125 shares authorized; 7,015
          issued and outstanding in 2000
          and 1999                                               86              86
        Ordinary shares $0.01 par value;
          15,000,000 shares authorized; and
          10,563,950 and 11,113,950 shares issued and
          outstanding in 2000 and 1999, respectively            107             111
        Additional paid-in capital                            5,150           5,479
        Capital redemption reserve                            1,090           1,090
        Retained earnings                                    89,385          82,691
        Accumulated other comprehensive loss                (10,860)         (8,397)
                                                           ---------       ---------
           Total shareholders' equity                        84,958          81,060
                                                            -------         -------
           Total liabilities and shareholders' equity      $144,394        $128,820
                                                           ========        ========

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                             YEAR ENDED DECEMBER 31,

                                2000             1999             1998
                                ----             ----             ----


Net sales                      $ 153,095        $ 135,543        $ 145,253
Cost of sales                     99,993           90,430           90,917
                               ---------        ---------        ---------
Gross profit                      53,102           45,113           54,336
Selling, general and
  administrative expenses         34,735           31,966           33,028
                               ---------        ---------        ---------
Operating income                  18,367           13,147           21,308
Other income (expense)               279             (693)              --
Interest income, net               1,030              354              938
                               ---------       ----------         --------
Income before taxes               19,676           12,808           22,246
Provision for income taxes         5,917            4,522            5,956
                               ---------       ----------         --------
Net income                     $  13,759       $    8,286        $  16,290
                               =========       ==========        =========

Basic earnings per share      $     1.25      $       .75       $     1.47
                              ==========      ===========       ==========

Diluted earnings per share    $     1.25      $       .74       $     1.46
                              ==========      ===========       ==========



        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                           SHARE CAPITAL(I)
                            -------------------------------------------
                                                                                                     ACCUM-
                                                                ORDIN-   ADDI-                       ULATED
                                 A                       A        ARY   TIONAL                        OTHER
                             ORDINARY   ORDINARY     ORDINARY   SHARES   PAID    CAPITAL    RE-      COMPRE-    COMPRE-
                             SHARES OF  SHARES OF    SHARES OF    OF      IN     REDEM-   TAINED     HENSIVE    HENSIVE
                            (pound)8.00   $0.01     (pound)8.00  $0.01  CAPITAL   TION   EARNINGS    INCOME     INCOME
                               EACH       EACH         EACH      EACH    (II)    RESERVE   (III)     (LOSS)     (LOSS)      TOTAL
                               ----       ----         ----      ----    ----    -------   -----     ------     ------      -----
                             (NUMBER OF SHARES)
Balance at January 1, 1998       7,015   11,057,700      $86       $111  $5,411  $1,090    $58,115    $(5,261)              $59,552
    Exercise of stock
          options                   --       39,750       --         --      42      --         --         --         --         42
    Net income                      --           --       --         --      --      --     16,290         --     16,290     16,290
    Translation
       adjustment                   --           --       --         --      --      --         --      2,643      2,643      2,643
                                                                                                                   -----
   Comprehensive
      Income                        --           --       --         --      --      --         --         --    $18,933         --
                                                                                                                 =======
                                  ----    ---------      ---       ----  ------  ------    -------     ------               -------
Balance at December 31, 1998     7,015   11,097,450      $86       $111  $5,453  $1,090    $74,405    $(2,618)              $78,527
    Exercise of stock
          options                   --       16,500       --         --      26      --         --         --         --         26
    Net income                      --           --       --         --      --      --      8,286         --      8,286      8,286
    Translation
       adjustment                   --           --       --         --      --      --         --     (5,779)    (5,779)    (5,779)
                                                                                                                  -------
   Comprehensive
      Income                        --           --       --         --      --      --         --         --     $2,507         --
                                                                                                                  ======
                                  ----    ---------      ---       ----  ------  ------    -------     ------               -------
Balance at December 31, 1999     7,015   11,113,950      $86       $111  $5,479  $1,090    $82,691    $(8,397)              $81,060

    Purchase and retirement
       of treasury shares           --     (550,000)      --         (4)   (329)     --     (7,065)        --         --     (7,398)
    Net income                      --           --       --         --      --      --     13,759         --     13,759     13,759
    Translation
       adjustment                   --           --       --         --      --      --         --     (2,463)    (2,463)    (2,463)
                                                                                                                  -------
   Comprehensive
      Income                        --           --       --         --      --      --         --         --    $11,296         --
                                                                                                                 =======
                                  ----    ---------      ---       ----  ------  ------    -------     ------               -------
Balance at December 31, 2000     7,015   10,563,950      $86       $107  $5,150  $1,090    $89,385   $(10,860)              $84,958
                                 =====   ==========      ===       ====  ======  ======    =======   =========              =======

(i) The share capital has been retroactively restated to reflect the restructuring of the Company's share capital in July 1997, as described in Note 1(c) of Notes to the Consolidated Financial Statements.

(ii)     Additional paid in capital is not distributable.

(iii) Retained earnings available for distribution as dividends by the parent company at December 31, 2000 were $54,939,000.

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                               2000             1999             1998
                                               ----             ----             ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income                                   $ 13,759          $ 8,286          $16,290
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Amortization of goodwill                    (1,043)          (1,172)          (1,417)
   Depreciation                                 5,050            4,676            3,703
   Deferred income taxes                          831              306              210
    Gain on sale of assets                         --               32              (65)
   Changes in operating assets
     and liabilities:
      Accounts receivable                      (3,039)            (146)           2,245
      Inventories                              (4,653)           4,510           (7,526)
      Other current assets                        (52)           1,438             (768)
      Other assets                             (1,482)              58               27
      Accounts payable                          4,545             (873)             (86)
      Accrued payroll and
        related expenses                        2,912                3           (1,017)
      Income tax payable                          914              476             (670)
      Other accrued liabilities                (1,268)          (4,370)           1,359
      Pension accrual                             164              220              527
      Other noncurrent
        liabilities                               (62)            (198)           2,047
                                            ----------       ----------          ------
Net cash provided by
  operating activities                         16,576           13,246           14,859
                                             --------          -------           ------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of subsidiary, net of cash
  acquired                                     (4,015)            (788)         (10,923)
Purchase of property, plant
  and equipment                                (3,698)          (6,345)          (9,923)
Proceeds from disposal of
  property, plant and
  equipment                                       238               82              154
                                              -------           ------          --------
Net cash used in investing
  activities                                   (7,475)          (7,051)         (20,692)
                                              -------          -------         --------

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                               2000             1999             1998
                                               ----             ----             ----
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from borrowings
  under revolving line of credit                   --              993           12,000
Net borrowing (repayment)
   on lines of credit                             660           (8,204)          (1,041)
Purchase and retirement of
   treasury shares                             (7,398)              --               --
Repayment of capital lease
  obligations                                    (111)            (231)            (668)
Proceeds from exercise
  of stock options                                 --               26               42
                                             --------         --------              ---
Net cash (used in) provided
   by financing activities                     (6,849)          (7,416)          10,333
                                               -------          -------          ------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                              (1,329)          (3,404)             962
                                              --------      -----------        --------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                      923           (4,625)           5,462
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                         31,174           35,799           30,337
                                               ------           ------           ------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                              $32,097          $31,174          $35,799
                                              =======          =======          =======
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Interest paid                                 $   436          $   807          $   221
Income taxes paid                             $ 2,729          $ 4,109          $ 6,418



        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

(a)  Business of the Company

         Denison International plc (the "Company"), a Company incorporated in England and Wales, and its subsidiaries manufacture and distribute hydraulic pumps and valves. The manufacturing plants are located in the United States, Germany, France, Italy and Finland and there are sales and distribution operations in the United Kingdom, Canada, Sweden, Denmark, The Netherlands, Spain, Italy, Japan, Australia, China and Singapore.

(b)  Incorporation

         The Company was incorporated on March 10, 1993 as Alnery No. 1278 Limited and on May 14, 1993 changed its name to Denison International Limited ("DIL") and re-registered as a public limited company on July 28, 1997.

(c)  Share Restructuring and Initial Public Offering

         Throughout the period from January 1, 1994 to December 31, 1996, the Company's authorized share capital was (pound)682,500, divided into 500,000 A Ordinary Shares, (pound)0.01 par value per share, ("A Ordinary Share") and 1,000,000 B Ordinary Shares, (pound)0.01 par value per share ("B Ordinary Share") and 667,500 cumulative redeemable preference shares, (pound)1.00 par value per share. Each A Ordinary Share entitled the holder to one vote and each B Ordinary Share entitled the holder to 1.85 votes.

         On January 23, 1997 the Company redeemed the 667,500 preference shares.

         On July 24, 1997 (i) 667,500 unallocated preference shares, (pound)1.00 par value per share, were canceled; (ii) the Company's then outstanding A Ordinary Shares and B Ordinary Shares were redesignated as Ordinary Shares, (pound)0.01 par value per share, ranking pari passu; (iii) the Company made a bonus issue (stock dividend) of seven Ordinary Shares for every one Ordinary Share then held; (iv) the then outstanding Ordinary Shares, (pound)0.01 par value per share, were consolidated into 700,930 Ordinary Shares, (pound)0.08 par value per share; (v) all of the authorized and outstanding Ordinary Shares, (pound)0.08 par value per share, were redesignated as A Ordinary Shares; (vi) the Company made a bonus issue (stock dividend) of fifteen Ordinary Shares, $0.01 par value per share, for each A Ordinary Share; (vii) 570 A Ordinary Shares, (pound)0.08 par value per share, were subscribed; and (viii) the then outstanding A Ordinary Shares were consolidated into 7,015 A Ordinary Shares, (pound)8 par value per share.

         As a result, the Company's authorized share capital was 15,000,000 Ordinary Shares, $0.01 par value per share, and 7,125 A Ordinary Shares, (pound)8 par value per share. After the reorganization, there were 10,513,950 Ordinary Shares and 7,015 A Ordinary Shares issued and outstanding.

         On August 8, 1997 the Company completed an initial public offering in which it issued and sold 450,000 Ordinary shares at $16.00 per share (the "Offering"). Net proceeds from the Offering were $4,480,000.

2.  BASIS OF FINANCIAL STATEMENTS

  Companies Act 1985

         These consolidated financial statements do not comprise the Company's statutory accounts within the meaning of section 240 of the Companies Act 1985, as amended, of Great Britain (the "Companies Act"). The Company's statutory accounts, which are its primary consolidated financial statements, are prepared in accordance with accounting principles generally accepted in the United Kingdom ("U.K. GAAP") in compliance with the Companies Act and are presented in pounds sterling. Statutory accounts for the years ended December 31, 1998 and 1999 have been, and for the year ended December 31, 2000 will be filed with the Registrar of Companies for England and Wales. The auditors' reports on those accounts previously filed were unqualified.

  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated on consolidation.

  Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

  Revenue Recognition

         The Company recognizes revenues from the sale of its products at the time of shipment to the customer. Provision is made currently for estimated product returns, which may occur.

  Warranty

         The Company generally warrants its products for one year. An estimate of the amount required to cover warranty expense on products sold is charged against income at the time of sale. Other liabilities include accrued warranty costs of $2.2 million and $1.6 million at December 31, 2000 and 1999, respectively, of which $2.0 million and $1.5 million are classified as short-term.

  Advertising Expense

         The Company expenses the costs of advertising as incurred. Advertising expenses include the promotion of specific products and kinds of advertising include Company and product catalogues, business and industrial publications. Advertising expense was $0.8 million, $0.9 million and $0.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Research and Development

         Expenditures for research and development are expensed as incurred. Research and development expense was $5.0 million, $4.4 million and $3.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

  Stock Based Compensation

         As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("FAS 123"), the Company accounts for employee share option grants using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price equals the estimated market price on the date of grant, no compensation expense has been recognized for stock option awards. The effect of applying the fair value method of FAS 123 to the Company's option grants is presented in Note 10.

  Earnings per Common Share

         Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and diluted equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (see Note 10).

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

Comprehensive Income (Loss)

         Accumulated other comprehensive loss on the balance sheet consists of:

                                                            DECEMBER 31,
                                                 -------------------------------
                                                     2000              1999
                                                 -------------     -------------
                                                   (U.S. DOLLARS IN THOUSANDS)

         Pension liability adjustment                     (43)              (43)
         Cumulative translation adjustment            (10,817)           (8,354)
                                                 -------------     -------------
         Accumulated other comprehensive loss    $    (10,860)     $     (8,397)
                                                 =============     =============
    New Accounting Pronouncements

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

         The Company implemented Emerging Issues Task Force ("ETIF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of 2000. This issue addresses the statement of income and expense classification for shipping and handling fees billed to customers and shipping and handling costs. This issue did not have an impact on the Company's consolidated financial statements for any of the years presented.

4.  INVENTORIES

         Inventories consisted of the following:


                                                            DECEMBER 31,
                                                 -------------------------------
                                                     2000              1999
                                                 -------------     -------------
                                                   (U.S. DOLLARS IN THOUSANDS)

         Finished goods                            $ 22,577          $ 18,482
         Work-in-progress                             3,767             2,565
         Raw materials and supplies                  11,624            10,406
                                                   $ 37,968          $ 31,453

5.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, net, consisted of the following:

                                                            DECEMBER 31,
                                                 -------------------------------
                                                     2000              1999
                                                 -------------     -------------
                                                   (U.S. DOLLARS IN THOUSANDS)

Land and buildings                                 $ 4,654           $ 3,952
Machinery and equipment                             36,996            33,859
Motor vehicles                                         881               911
                                                   -------           --------
                                                    42,531            38,722
Less accumulated depreciation                      (18,190)          (14,203)
                                                  --------          ---------
Property, plant and equipment, net                $ 24,341           $24,519
                                                  ========           =======


6.  NOTES PAYABLE TO BANK

         In May 1999, the Company's U.S. subsidiary entered into a revolving credit agreement with a bank that provides up to $15.0 million for working capital and acquisitions. Borrowings under the agreement are guaranteed by the Company. At December 31, 2000, $4.5 million was outstanding under the time note. Interest on the note accrues at a rate of LIBOR + 0.875% (7.60% at December 31, 2000). Interest on the note is payable monthly. The revolving credit note is due on April 30, 2002. This note is classified as a current liability based on the Company's intention to repay the note in 2001.

         In April 2000, the Company's Japan subsidiary entered into a bank loan with a bank that provided $2.5 million for working capital and acquisitions. Borrowings under the agreement are guaranteed by the Company. At December 31, 2000, $1.2 million was outstanding under the bank loan. Interest on the loan accrues at a rate of 2.38%. Interest on the loan is payable quarterly. The bank loan is due on April 20, 2001.

         Other short-term borrowings outside the United States under available informal credit facilities are typically a result of overdrafts. At December 31, 2000, the Company had an additional $.8 million of other foreign debt outstanding. The Company also has an additional $1.7 million of unused foreign credit facilities. These facilities may be withdrawn at any time by the banks.

         The weighted average interest rates on short-term borrowings as of December 31, 2000 and 1999 were 5.2% and 5.1%, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates the fair values of financial instruments at the balance sheet dates using available market information and appropriate valuation methodologies. These estimates are highly subjective in nature and involve uncertainties and significant judgment in interpretation of current market data. The estimated fair values of the Company's financial instruments approximate their carrying values at December 31, 2000 and 1999.

         The Company conducts its business in various foreign currencies. As a result, it is subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date they are consummated. The Company hedges some anticipated transactions, primarily intercompany purchases, through the use of forward contracts. Gains and losses on contracts that are designated and effective as hedges of anticipatory intercompany purchase transactions are marked-to-market and recognized currently in cost of sales. Forward contracts and the related value at risk were not material at December 31, 2000 and 1999.

8.  ACQUISITIONS

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

         The following unaudited pro forma summary presents the Company's combined 2000 and 1999 results as if the acquisition occurred at January 1, 1999, after giving effect to certain adjustments including goodwill amortization. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition occurred at January 1, 1999:

                                                         Year ended
                               ----------------------------------------------------------------
                                  December 31, 2000                    December 31, 1999
                               (U.S. dollars in thousands)         (U.S. dollars in thousands)
                                (except per share data)               (except per share data)
Net sales                            $ 156,388                              $ 145,800
                                     =========                              =========
Net income                           $  13,909                              $   8,000
                                     =========                              =========
Basic earnings per share             $    1.26                              $     .72
                                     =========                              ==========
Diluted earnings per share           $    1.26                              $     .71
                                     =========                              ==========

         On December 23, 1998 the Company closed its acquisition of Lokomec Oy effective as of October 1, 1998, for a cash purchase price of $16,038,000 ($10,923,000 net of cash acquired). Lokomec is a manufacturer of hydraulic manifolds located in Tampere, Finland. The acquisition was accounted for using the purchase method of accounting, and the operating results of Lokomec have been included in the consolidated results of the Company from October 1, 1998. Goodwill of $8,599,000 is being amortized by the straight-line method over 30 years. The purchase price may be increased dependent upon the achievement of certain operating objectives, principally based upon earnings before interest and taxes over a 3 year period. In 2000 and 1999, the Company paid $572,000 and $788,000, respectively, related to this earnout provision.

9. SHAREHOLDERS EQUITY

         At the Company's 2000 Annual General Meeting of Shareholders held on May 8, 2000, shareholders unanimously approved a plan under which the Company may repurchase up to 1,111,395 of its Ordinary Shares under certain terms and conditions. The approval will expire on November 8, 2001. During Fiscal 2000, 550,000 shares were purchased and retired under this plan for an aggregate price of $7.4.million. As of December 31, 2000, the Company had remaining authorization for future purchases under the plan of 561,395 shares.

10.  STOCK OPTIONS

         The Company's Executive Stock Option Plan authorizes awards to employees in the form of options to purchase the Company's Ordinary Shares. The aggregate number of Ordinary Shares for which options may be granted under the plan is 850,000. Options granted under the plan are for periods not to exceed 10 years, and must be issued at the higher of par value or the fair market value of the shares on the date of grant. Options vest one year from the date of grant subject to any additional restrictions which may be imposed by the board of directors. Pro forma information regarding net income and earnings per share is required under FAS 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The Company uses the Black-Scholes method to estimate the fair value of options at the date of grant with the following assumptions for 2000, 1999 and 1998: risk-free interest rates of 6%, volatility of 53%, 37% and 42% respectively, no dividend yield and an expected life of 5 years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                   2000                1999            1998
                                 --------             ------        -----------
                              (U.S. dollars in thousands, except per share data)

Pro forma net income             $ 12,523             $7,183        $    15,587
Pro forma earnings per share:

       Basic                     $   1.13             $  .65        $      1.41

       Diluted                   $   1.13             $  .65        $      1.40

         The following table summarizes share option activity for Ordinary
Shares:

                                             2000                             1999                              1998
                                 -----------------------------  ----------------------------------   ----------------------------
                                                     WEIGHTED                            WEIGHTED                       WEIGHTED
                                                     AVERAGE                             AVERAGE                         AVERAGE
                                                    EXERCISE                            EXERCISE                        EXERCISE
                                       OPTIONS         PRICE           OPTIONS             PRICE         OPTIONS          PRICE
                                 -----------------------------  ----------------------------------   ----------------------------
Outstanding beginning of year          650,500       $ 16.81           626,000           $ 16.66                         $13.98
                                                                                                         370,250
Granted                                 20,000         11.56            46,000             12.75                          17.75
                                                                                                         327,500
Exercised                                   --           --            (16,500)             1.53         (39,750)           .98
Forfeited                              (47,500)        16.00            (5,000)            12.88         (32,000)         16.22
                                 -----------------------------  ----------------------------------   ----------------------------
Outstanding end of year                623,000       $ 16.67           650,500           $ 16.81         626,000        $ 16.66
                                 =============================  ==================================   ============================

Exercisable at end of year             353,000                         222,875                            83,520

Weighted-average fair value
  of options granted during
  the year                            $   6.09                        $   5.40                            $ 8.05

Share options outstanding at December 31, 2000 are summarized as follows:

                                              OUTSTANDING                                       EXERCISABLE
                               --------------------------------------------   ------------------------------------
                                                          WEIGHTED-
                                          WEIGHTED         AVERAGE                                 WEIGHTED
                                          AVERAGE         REMAINING                               AVERAGE
                                          EXERCISE        CONTRACTUAL                             EXERCISE
                               NUMBER      PRICE             LIFE                   NUMBER         PRICE
                               --------------------------------------------   ------------------------------------
Exercise prices between
$11.56 and $13.88                66,000      $12.54            8.5                   46,000           $12.98
$16.00 and $19.53               557,000      $17.16            6.7                  307,000           $16.96

11.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                2000             1999            1998
                                            -------------    -------------   -------------
                                             (U.S. dollars in thousands, except share and
                                                           per share data)
Numerator:
    Net income                             $       13,759   $        8,286  $       16,290
                                           ==============   ==============  ==============

Denominator:
    Denominator for basic earnings per
    share -- weighted-average shares           11,046,976       11,120,965      11,089,607
    Effect of dilutive stock options                  852            8,127          43,649
                                            -------------    -------------   -------------
    Denominator for diluted earnings
    per share -- adjusted weighted-
    average shares                             11,047,828       11,129,092      11,133,256
                                            =============    =============   =============

Basic earnings per share                   $         1.25   $          .75  $         1.47
                                           ==============   ==============  ==============

Diluted earnings per share                 $         1.25   $          .74  $         1.46
                                           ==============   ==============  ==============


12.  COMMITMENTS

         The Company has purchase commitments with various vendors for approximately $2.2 million as of December 31, 2000. These purchase commitments are payable during 2001.

         Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2000:

                                                          OPERATING
                                                           LEASES
                                                           ------
                                                 (U.S. DOLLARS IN THOUSANDS)

2001                                                       $ 1,782
2002                                                         1,141
2003                                                           582
2004                                                            73
2005                                                            54
Thereafter                                                      40
                                                            ------
Total minimum lease payments                                $3,672
                                                            ======

         Property, plant and equipment include the following amounts for leases that have been capitalized at December 31, 2000 and 1999:

                                                            DECEMBER 31,
                                                    2000                 1999
                                                    ----                 ----
                                                    (U.S. DOLLARS IN THOUSANDS)

Machinery and equipment                             $1,559              $ 1,598
Less accumulated depreciation                       (1,177)                (900)
                                                  --------              -------
                                                  $    382              $   698
                                                  ========              =======

         Amortization of leased assets is included in depreciation expense. The interest element of the rental obligations is charged to income over the period of the lease at the estimated effective interest rate implicit in the lease.

         Rent expense charged to operations for the years ended December 31, 2000, 1999 and 1998 was $1.5 million, $1.5 million and $1.6 million, respectively.

13.  INCOME TAXES

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

         For financial reporting purposes, income before income taxes includes the following components:

                                                  YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                             2000           1999          1998
                                          ---------        -------       -------
                                                (U.S. DOLLARS IN THOUSANDS)

          Pretax income:
               United Kingdom              $  2,471        $ 2,821       $ 2,866
               Foreign                       17,205          9,987        19,380
                                           --------         ------       -------
                                            $19,676        $12,808       $22,246
                                            =======        =======       =======

Significant components of the provision for income tax expense were as follows:

                                                                      YEAR ENDED DECEMBER 31,

                                                                 2000          1999       1998
                                                                 ----          ----       ----
                                                                     (U.S. DOLLARS IN THOUSANDS)
Current:
   United Kingdom                                              $  (27)      $    491    $   335
   Foreign                                                      5,113          3,725      5,411
                                                                -----         -------    ------
        Total Current                                          $5,086         $4,216     $5,746
                                                               ======         ======     ======

Deferred:
   United Kingdom                                                  --             --         --
   Foreign                                                        831            306        210
                                                                  ---          ------    ------
        Total provision for income taxes                       $5,917         $4,522     $5,956
                                                               ======         ======     ======

         The effective tax rate on earnings before income taxes varies from the current U.K. statutory income tax rate as follows:

                                                                         DECEMBER 31,
                                                                2000         1999          1998
                                                                ----         ----          ----
Provision at statutory rate                                       30%          31%           31%
Foreign operations taxed at rates different from United
  Kingdom Statutory rate                                           6            2              7
Reduction in valuation allowance relating to utilization
  of NOL carry forwards and other deferred tax assets             (3)          (1)           (6)
Amortization of negative goodwill                                 (1)          (2)           (2)
Other--net                                                        (2)           5            (3)
                                                               ------         ----         ------
Effective tax rate                                                30%          35%           27%
                                                                =====         ====         ======


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes recorded at the applicable statutory rates where the Company's operations are located.

  Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         DECEMBER 31,
                                                   -----------------------
                                                    2000            1999
                                                   ------          ------


        Deferred tax assets:

             Employee benefits                     $  745         $ 1,038
             Net operating loss carryforwards       4,326           7,487
             Other                                  1,867           3,014
        Valuation allowance                        (5,275)         (9,134)
                                                   ------          ------

        Deferred tax assets                         1,663           2,405
                                                   ------          ------

        Deferred tax liabilities                    1,234           1,145

        Net deferred tax assets                    $  429          $1,260
                                                   ======          ======

         A valuation allowance has been provided against the net deferred tax assets for financial reporting purposes in respect of temporary differences and net operating loss carryforwards. These deferred tax assets primarily relate to existing net operating losses and basis differences that arose as part of the June 15, 1993 acquisition. Certain of these net operating losses and future tax deductions are subject to limitations under foreign tax law which are described further below. When the deferred tax assets from the acquisition are realized, the Company records a reduction in the current year income tax expense equal to the valuation reserve which has been realized. The valuation allowance has been reduced by $3.9 million at December 31, 2000 and was reduced by $1.6 million at December 31, 1999 and 1998.

         At December 31, 2000, the Company has net operating loss carryforwards ("NOLs") of approximately $17.4 million for foreign income tax purposes, of which $13.0 million will be allowable against national taxes and $4.4 million will be allowable against local trade taxes. The NOL deductions in the U.S. are limited under Section 382 of the Internal Revenue Code to $0.6 million per year expiring in 2007. The Company and its subsidiaries file for group relief or consolidated tax returns in the jurisdictions where available.

         The Company has not provided for taxes on undistributed foreign earnings since the Company intends to reinvest these earnings in the future growth of the business.

14.      PENSION AND OTHER POSTRETIREMENT BENEFITS

         The Company operates four defined benefit plans in the United States, Germany and Japan. The plans are generally funded in advance by contributions from members at levels set in the rules, and from the Company at rates assessed by each plan's professionally qualified actuaries. Plan assets consist principally of corporate and government bonds and common stocks.

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

         The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the consolidated balance sheets for the defined benefit and other postretirement plans as of December 31:

                                                                          PENSION BENEFITS                 OTHER BENEFITS
                                                                          ----------------                 ---------------
                                                                     2000                  1999            2000       1999
                                                                     ----                  ----            ----       ----
                                                                               (U.S. DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation beginning of year                                $14,947               $16,057          $ 870       $ 929
Service cost                                                            308                   342              4           4
Interest cost                                                           794                   871             53          56
Actuarial (gain)/loss                                                  (461)                 (732)            --          58
Benefits paid                                                          (616)                 (669)          (173)       (177)
Exchange rate changes                                                  (723)                 (922)            --          --
                                                                    -------               -------          -----       -----
Benefit obligation at end of year                                   $14,249               $14,947          $ 754       $ 870
                                                                    -------               -------          -----       -----

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                      $ 5,567               $ 5,312           $ --        $ --
Actual return on plan assets                                            237                   337             --          --
Employer contributions                                                  266                   231            173         177
Benefits paid                                                          (349)                 (370)          (173)       (177)
Exchange rate changes                                                   (66)                   57             --          --
                                                                    -------               -------          -----       -----
Fair value of plan assets at end of year                            $ 5,655               $ 5,567         $    0      $    0
                                                                    -------               -------          -----       -----

RECONCILIATION OF FUNDED STATUS
Funded status                                                      $ (8,594)             $ (9,381)        $ (754)     $ (870)
Unrecognized actuarial (gain)/loss                                     (991)                 (813)            19          19
Unrecognized net asset                                                   17                   180             --          --
Accumulated other comprehensive income                                   --                   (43)            --          --
                                                                    -------               -------          -----       -----
Accrued benefit cost                                               $ (9,568)             $(10,057)        $ (735)     $ (851)
                                                                    -------               -------          -----       -----

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
SHEETS CONSISTS OF:
Prepaid benefit cost                                               $ 474                    $ 449           $ --       $  --
Accrued benefit liability                                           (10,042)              (10,506)          (735)       (851)
                                                                    -------               -------          -----       -----
Net amount recognized                                              $ (9,568)             $(10,057)        $ (735)     $ (851)
                                                                   =========            =========         =======     =======

ADDITIONAL YEAR-END INFORMATION FOR PLANS WITH BENEFIT
OBLIGATIONS IN EXCESS OF PLAN ASSETS
Projected benefit obligation                                         13,530                14,180
Accumulated benefit obligation                                       12,744                13,258
Fair value of plan assets                                             4,867                 4,631

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                            308                   342              4           4
Interest cost                                                           794                   871             53          56
Expected return on plan assets                                         (337)                 (352)            --          --
Amortization of transitional (asset) or obligation                       42                    38             --          --
Recognized actuarial (gain) or loss                                     (26)                   17             --          --
                                                                    -------               -------          -----       -----
Net periodic benefit cost                                               781                   916             57          60
                                                                    -------               -------          -----       -----

WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                                          6.09%                 6.05%          7.50%       7.50%
Rate of increase in compensation levels                                2.40%                 2.40%            --          --
Expected long-term rate of return on assets                            6.72%                 6.75%            --          --

         The annual assumed health care cost trend rate is 6% for the year subsequent to December 31, 2000 and is assumed to remain at 6% thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care trend rate would have the following effects:

(U.S. dollars in thousands)                   1% Increase      1% Decrease
- ---------------------------                   -----------      -----------

Effect on total service and interest cost       $ 19               $ 16
Effect on postretirement benefit obligation     $132               $108

15. CONTINGENCIES

         The Company remains involved in environmental cleanup efforts at Company owned sites. The Company's estimate of the total anticipated cost of the cleanup efforts is $3.0 million of which $1.7 million has been spent as of December 31, 2000. Remaining accrued cleanup costs total $1.3 million of which $1.3 million is classified in the consolidated financial statements as long-term accrued liabilities. The liability was reduced by $.5 million in 1999. There were no charges to the accrual in 2000.

         Because of the uncertainties relating to remediation activities, the future expenditures to remediate the currently identified sites could be higher than the accrued liability. Although it is difficult to assess the final outcome related to environmental exposures, management believes that these liabilities are fully accrued for in the accompanying consolidated financial statements.

16.  SEGMENT INFORMATION

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

         A summary of the Company's operations by geographic area follows:

             (U.S. dollars in thousands)

                                                        2000                 1999                   1998
                                                        ----                 ----                   ----
           SALES TO UNAFFILIATED COMPANIES:
                     United Kingdom                   $  8,776             $  8,903              10,172
                     France                             14,447               16,562              17,215
                     Germany                            11,405               10,697              12,450
                     Italy                              18,941               10,600               9,435
                     Rest of Europe                     29,561               30,354              26,529
                                                      --------               ------              ------
                               Total Europe             83,130               77,116              75,801

                     United States                      41,078               34,540              45,170
                     Canada                              7,855                6,384               8,055
                                                      ---------            ---------          ---------
                               Total N. America         48,933               40,924              53,225

                     Asia-Pacific                       21,032               17,503              16,227
                                                      ----------             ------              ------

                               Total consolidated     $153,095             $135,543            $145,253
                                                      =========           ========             ========

TRANSFERS BETWEEN GEOGRAPHIC AREA:
            United Kingdom                   $     274   $     107    $     143
            France                              23,822      21,698       27,357
            Germany                             14,518      14,151       17,118
            Rest of Europe                         886         210          214
                                             ---------   ---------    ---------
                        Total Europe            39,500      36,166       44,832

            United States                       13,188       8,840       11,557
            Canada                                   0           0            0
                                             ---------   ---------    ---------
                        Total N. America .      13,188       8,840       11,557

            Asia-Pacific                            94          36           69
                                             ---------   ---------    ---------

                        Total transfers ..      52,782      45,042       56,458
                        Eliminations           (52,782)    (45,042)     (56,458)
                                             ---------   ---------    ---------

                        Total consolidated   $       0   $       0    $       0
                                             =========   =========    =========

DEPRECIATION EXPENSE:

            United Kingdom                   $     163   $     166    $     122
            France                               1,282       1,626        1,480
            Germany                                680         524          394
            Italy                                  589          64           78
            Rest of Europe                         498         584          264
                                             ---------   ---------    ---------
                        Total Europe             3,212       2,964        2,338

            United States                        1,470       1,287        1,046
            Canada                                  19          15           18
                                             ---------   ---------    ---------
                        Total N. America .       1,489       1,302        1,064

            Asia-Pacific                           349         410          301
                                             ---------   ---------    ---------

                        Total consolidated   $   5,050   $   4,676    $   3,703
                                             =========   =========    =========

OPERATING INCOME:

            United Kingdom                   $   1,036   $   1,619    $   2,030
            France                               6,537       6,213        7,493
            Germany                              1,388        (489)       2,761
            Italy                                1,605         813          706
            Rest of Europe                       3,656       4,402        2,472
                                             ---------   ---------    ---------
                        Total Europe            14,222      12,558       15,462

            United States                        2,107          16        5,315
            Canada                                 819         592          985
                                             ---------   ---------    ---------
                        Total N. America         2,926         608        6,300

            Asia-Pacific                         1,219         (19)        (454)
                                             ---------   ---------    ---------

                        Total consolidated   $  18,367   $  13,147    $  21,308
                                             =========   =========    =========

IDENTIFIABLE ASSETS:

            United Kingdom                   $  10,043    $  15,461    $   9,211
            France                              23,600       21,274       33,035
            Germany                             16,236       14,214       17,615
            Italy                               18,584        6,237        9,189
            Rest of Europe                      29,225       25,903       27,119
                        Total Europe            97,688       83,089       96,169

            United States                       25,938       26,182       29,007
            Canada                               4,920        4,183        3,950
                        Total N. America        30,858       30,365       32,957

            Asia-Pacific                        15,848       15,366       14,331

                        Total consolidated   $ 144,394    $ 128,820    $ 143,457

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
      (U.S. DOLLARS IN THOUSANDS)

                                                       QUARTER ENDED
                                                       -------------
                                 MARCH 31          JUNE 30        SEPTEMBER 30        DECEMBER 31
                                 --------          -------        ------------        -----------
2000
Net Sales                        $37,033           $39,959           $36,744           $39,359
Gross Profit                      13,344            14,029            12,314            13,415
Operating Income                   4,470             5,208             4,256             4,433
Net Income                         3,162             3,857             3,291             3,449
Basic Earnings per Share            0.28              0.35              0.30              0.32
Diluted Earnings per Share          0.28              0.35              0.30              0.32

1999
Net Sales                        $36,469           $34,593           $30,192           $34,289
Gross Profit                      12,561            12,411             9,171            10,970
Operating Income                   3,936             4,190             1,725             3,296
Net Income                         2,886             2,873               885             1,642
Basic Earnings per Share            0.26              0.26              0.08              0.15
Diluted Earnings per Share          0.26              0.26              0.08              0.14



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

         The information regarding Directors appearing under the caption " Election of Directors" in the Company's Definitive Proxy Statement to be used in connection with the Annual General Meeting of Stockholders to be held on May 22, 2001 (the "2001 Proxy Statement") is incorporated herein by reference, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this item as to executive officers of the Company is included in Part I (See "Executive Officers of the Company") of this Annual Report on Form 10-K. Information required by Item 405 of

Regulation S-K is set forth in the 2001 Proxy Statement under the heading "
Section 16(a) Beneficial Ownership Reporting Compliance" which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to "Executive Compensation" in the 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by this item is incorporated herein by reference to "Stock Ownership of Beneficial Owners and management" in the 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a)      Documents filed as part of this Form 10-K:

         1.       Financial Statements

                  The 2000 Consolidated Financial Statements of Denison International plc are included in Part II, Item 8.

         2.       Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts is enclosed at page F-1 of this Form 10-K.

                  All other financial statement schedules for the Company and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

         3.       Exhibits

                  See the Index to Exhibits at page E-1 of this Form 10-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                INDEX OF EXHIBITS

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------

2.1 Agreement, dated December 23, 1998, by and among Denison International plc, Merifire Oy and other persons named therein, for the acquisition of 100% of the outstanding shares of Lokomec Oy. ***

2.2 Stock Purchase Agreement, dated March 14, 2000, by and among Denison Hydraulics Italy s.r.l. and Intek S.p.A., for the acquisition of 100% of the shares outstanding of Riva Calzoni Oleodinamica S.p.A. *

3.1      Memorandum and Articles of Association of the Company **

4.1 Form of Deposit Agreement, among the Company, Bankers Trust Company, as Depository, and holders from time to time of American Depository Shares issued thereunder (including as an exhibit the form of American Depository Receipt and the form of said Agreement) **

4.2      Form of Ordinary Share Certificate **

10.1     The Denison International Stock Option Plan **

10.2 Employment Agreement, dated as of June 1, 1998, by and among David L. Weir, Denison Hydraulics, Inc. and Denison International plc ***

10.3 Revolving Credit Agreement, dated as of May 18, 1999 by and between Denison Hydraulics, Inc. and Bank One, NA. +

10.4 Stock Purchase Agreement, dated May 8, 2000, by and between Denison International plc and ING Barings LLP for the purchase of up to 1,113,950 of the outstanding shares of the Company.*

10.5 Agreement dated May 31, 2000' by and between David L. Weir and Denison Hydraulics Inc. and Denison International plc to extend the employment agreement entered into June 1, 1998.

21.1     Subsidiaries of Registrant

23.1     Consent of Ernst & Young LLP



* Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

** Filed as an exhibit to the Company's Registration Statement on Form F-1 (Registration No. 333-7248) and incorporated herein by reference.

*** Filed as an exhibit to the Company's Annual Report on Form 20-F for the year ended December 31, 1998 and incorporated herein by reference.

+ Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Denison International plc (registrant)

         March 29, 2001                 By:    /s/ Bruce A. Smith
                                              -------------------
                                                   Bruce A. Smith
                                                   Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /S/ J. COLIN KEITH                                      March 29, 2001
         ------------------
         J. Colin Keith, Chairman of the Board


         /S/ ANDERS C. H. BRAG                                   March 29, 2001
         ---------------------
         Anders C. H. Brag, Managing Director and Director


         /S/ DAVID L. WEIR                                       March 29, 2001
         -----------------
         David L. Weir, President, CEO and Director


         /S/ BRUCE A. SMITH                                      March 29, 2001
         ------------------
         Bruce A. Smith, CFO and Director

                                                    SCHEDULE II

                                             DENISON INTERNATIONAL PLC

                                         VALUATION AND QUALIFYING ACCOUNTS

                                                                    ADDITIONS
                                                           -------------------------
                                            BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                            BEGINNING OF   COSTS AND      OTHER          DEDUCTIONS     END OF
                                            PERIOD         EXPENSES       ACCOUNTS       (WRITE-OFFS)   PERIOD
                                            ------         --------       --------       ------------   ------
DESCRIPTION

Allowance for doubtful accounts
receivable
     Year ended December 31, 1998              3,087            261        62 (a)         (1,015)          2,395
     Year ended December 31, 1999              2,395          1,060      (225)(a)         (1,055)          2,175
     Year ended December 31, 2000              2,175          1,660       (41)(a)         (1,382)          2,412

(a)      Exchange adjustment

                                            INDEX OF EXHIBITS

EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------

2.1 Agreement, dated December 23, 1998, by and among Denison International plc, Merifire Oy and other persons named therein, for the acquisition of 100% of the outstanding shares of Lokomec Oy. ***

2.2 Stock Purchase Agreement, dated March 14, 2000, by and among Denison Hydraulics Italy s.r.l. and Intek S.p.A., for the acquisition of 100% of the shares outstanding of Riva Calzoni Oleodinamica S.p.A. *

3.1      Memorandum and Articles of Association of the Company **

4.1 Form of Deposit Agreement, among the Company, Bankers Trust Company, as Depository, and holders from time to time of American Depository Shares issued thereunder (including as an exhibit the form of American Depository Receipt and the form of said Agreement) **

4.2      Form of Ordinary Share Certificate **

10.1     The Denison International Stock Option Plan **

10.2 Employment Agreement, dated as of June 1, 1998, by and among David L. Weir, Denison Hydraulics, Inc. and Denison International plc ***

10.3 Revolving Credit Agreement, dated as of May 18, 1999, by and between Denison Hydraulics, Inc. and Bank One, NA. +

10.4 Stock Purchase Agreement, dated May 8, 2000, by and between Denison International plc and ING Barings LLP for the purchase of up to 1,113,950 of the outstanding shares of the Company. *

10.5 Agreement, dated May 31, 2000, by and between David L. Weir, Denison Hydraulics Inc. and Denison International plc to extend the employment agreement entered into June 1, 1998.

21.1     Subsidiaries of Registrant

23.1     Consent of Ernst & Young LLP



* Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 and incorporated herein by reference.

** Filed as an exhibit to the Company's Registration Statement on Form F-1 (Registration No. 333-7248) and incorporated herein by reference.

*** Filed as an exhibit to the Company's Annual Report on Form 20-F for the year ended December 31, 1998 and incorporated herein by reference.

+ Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.