Form 10-Q
period 2001-03-31
DENISON INTERNATIONAL PLC
filed 2001-05-15
CIK 1042598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2001

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

         Ordinary Shares, $0.01 Par Value, 10,563,950 shares as of May 14, 2001 "A" Ordinary Shares, (pound)8.00 par value, 7,015 shares as of May 14, 2001

                                TABLE OF CONTENTS

                                    FORM 10-Q


                         PART I - FINANCIAL INFORMATION

                                                                                               PAGE
                                                                                               ----
Item 1            Financial Statements                                                            2
                           Condensed Consolidated Balance Sheets (Unaudited)                      2
                           Condensed Consolidated Statements of Operations (Unaudited)            3
                           Condensed Consolidated Statements of Cash Flows (Unaudited)            4
                           Notes to Condensed Consolidated Financial Statements (Unaudited)       5

Item 2            Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                   9
                           Results of Operations                                                  9
                           Liquidity and Capital Resources                                       10
                           Impact of Inflation                                                   11
                           Exposure to Currency Fluctuations                                     11
                           Market Risk                                                           11
                           Order Receipts and Backlog                                            11
                           Forward-looking Information                                           12


Item 3            Quantitative and Qualitative Disclosures About Market Risk                     12


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                              12

Item 2.           Changes in Securities and Use of Proceeds                                      12

Item 3.           Defaults upon Senior Securities                                                12

Item 4.           Submission of Matters to a Vote of Security Holders                            12

Item 5.           Other Information                                                              12

Item 6            Exhibits and Reports on Form 8-K                                               13


                  Exhibit Index                                                                  14
                  Signatures                                                                     15

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                            DENISON INTERNATIONAL PLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              MARCH 31,        DECEMBER 31,
                                                                                 2001              2000
                                                                                 ----              ----
Current assets:
        Cash and cash equivalents                                             $  33,512      $   32,097
        Accounts receivable, less allowances of
          $1,758 and $1,900 at March 31, 2001
          and December 31, 2000 respectively                                     33,465          33,387
        Inventories                                                              37,565          37,968
        Other current assets                                                      3,933           4,495
                                                                                -------          ------
           Total current assets                                                 108,475         107,947
        Property, plant and equipment, net                                       24,501          24,341
        Other assets                                                              3,975           4,137
        Goodwill, net of accumulated amortization of
           $685 and $610 at March 31, 2001 and
            December 31, 2000 respectively                                        7,923           7,969
                                                                                  -----           -----
           Total assets                                                        $144,874        $144,394
                                                                               ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Notes payable to bank                                                  $  7,649       $   6,560
        Accounts payable                                                         12,200          14,986
        Other accrued liabilities                                                22,149          18,589
                                                                                 ------          ------
           Total current liabilities                                             41,998          40,135
Noncurrent liabilities:
        Pension accrual                                                          10,627          11,364
        Other noncurrent liabilities                                              4,838           4,761
        Negative goodwill, net of accumulated
          amortization of $7,790 and $7,489 at
          March 31, 2001 and December 31, 2000
          respectively                                                            2,711           3,176
                                                                                  -----           -----
                                                                                 18,176          19,301

Shareholders' equity:
        `A' ordinary shares (pound)8.00 par value; 7,125 shares authorized, and
          7,015 issued and outstanding at March 31, 2001
          and December 31, 2000                                                      86              86
        Ordinary shares $0.01 par value;
          15,000,000 shares authorized, and
          10,563,950  issued and outstanding
          at March 31, 2001 and December 31, 2000                                   107             107
        Additional paid-in capital                                                5,150           5,150
        Capital redemption reserve                                                1,090           1,090
        Retained earnings                                                        93,400          89,385
        Accumulated other comprehensive income (loss)                           (15,133)        (10,860)
                                                                              ----------       ---------
Total shareholders' equity                                                       84,700          84,958
                                                                                -------      ----------
           Total liabilities and shareholders' equity                          $144,874        $144,394
                                                                               ========        ========

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL PLC

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                2001             2000
                                                ----             ----

Net sales                                    $ 42,717         $ 37,033
Cost of sales                                  28,009           23,689
                                               ------           ------
Gross profit                                   14,708           13,344
Selling, general and
  administrative expenses                       8,919            8,874
                                                -----           ------
Operating income                                5,789            4,470
Other income/(expense)                            (27)             102
Interest income, net                              137               98
                                               ------         --------
Income before taxes                             5,899            4,670
Provision for income taxes                      1,884            1,508
                                                -----         --------
Net income                                   $  4,015          $ 3,162
                                             ========          =======


Basic earnings per share                     $    .38          $   .28
                                             ========          =======

Diluted earnings per share                   $    .38          $   .28
                                             ========          =======






        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL PLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (U.S. DOLLARS IN THOUSANDS)



                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                               2001              2000
                                               ----              ----

Net cash provided by
  operating activities                        $ 4,527          $ 1,853
                                              -------          -------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property, plant
  and equipment                                (2,661)            (624)
Proceeds from disposal of
  property, plant and
  equipment                                        (5)              41
                                                ------              --
Net cash used in investing
  activities                                   (2,666)            (583)
                                               -------            -----

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net borrowings / (repayments)
  on lines of credit                            1,234              (59)
Repayment of capital lease
  obligations                                      --              (13)
                                                  ---              ----
Net cash provided by (used in)
   financing activities                         1,234              (72)
                                                -----              ----

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                              (1,680)            (663)
                                              --------            -----

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                     1,415              535

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                       32,097           31,174
                                               ------           ------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                            $33,512          $31,709
                                              =======          =======


        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL PLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF FINANCIAL STATEMENTS


Interim Financial Information

         The financial information at March 31, 2001 and for the three month period ended March 31, 2001 and March 31, 2000 is unaudited but includes all adjustments which Denison International plc (the "Company") considers necessary for a fair presentation of financial position at such date and the operating results and cash flows for those periods. All adjustments made were of a normal, recurring nature. Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission Rules and Regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.


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


2. RECENT ACCOUNTING DEVELOPMENTS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's worldwide manufacturing facilities sell products to other of the Company's subsidiaries under various currencies. In addition, certain of the Company's subsidiaries record billings of export sales in the customer's functional currency. Accordingly, the US Dollar-equivalent cash flows may vary due to changes in related foreign currency exchange rates. To reduce that risk, the Company enters into foreign currency forward contracts with a maximum hedging period of 12 months. The Company has no other freestanding or embedded derivative instruments.

Under the Statement 133 cash flow hedging model, gains and losses on the foreign currency forward contracts are recorded in other comprehensive income (equity) to the extent that the hedges are effective until the underlying sale or purchase transactions are recognized in earnings. Gains and losses on sale and purchase transactions are classified as sales or cost of sales, respectively.

The adoption of SFAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of $178,000, being recognized in other comprehensive income. The $139,000 loss recorded in equity at March 31, 2001 is expected to be reclassified to earnings over the twelve month period ending March 31, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that were no longer considered probable of occurring. The ineffective portion in changes in fair value of hedged positions at January 1, 2001 and for the first quarter were not material.

3.  ACQUISITIONS

         On April 12, 2000 the Company completed its acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A. ("Calzoni"), a wholly subsidiary of Intek S.p.A., effective as of April 1, 2000. The cash purchase price was $4,015,000 ($5,354,000 net of cash acquired and debt assumed). Calzoni designs, manufactures and distributes radial piston oil-pressure motors for industrial hydraulics applications, and is located in Bologna, Italy. The acquisition has been accounted for utilizing the purchase method of accounting, and the operating results of Calzoni have been included in the operating results of the Company from April 1, 2000.

The following unaudited pro forma summary presents the Company's combined results as if the acquisition occurred at January 1, 2000, after giving effect to certain adjustments including goodwill amortization. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition actually occurred at January 1, 2000.



                                          THREE MONTHS ENDED MARCH 31, 2000
                                              (U.S. DOLLARS IN THOUSANDS)

Revenue                                                 $40,692
Net Income                                              $ 3,348
Basic Earnings per share                                $   .30
Diluted earnings per share                              $   .30


4.  INVENTORY

         Inventories consisted of the following:

                                                                 (U.S. DOLLARS IN THOUSANDS)

                                                                 MARCH 31,       DECEMBER 31,
                                                                   2001              2000
                                                                   ----              ----
Finished goods                                                   $ 18,468          $ 22,577
Work-in-progress                                                    3,860             3,767
Raw materials and supplies                                         15,237            11,624
                                                                 --------            ------
                                                                 $ 37,565          $ 37,968
                                                                 ========          ========

5.  PROPERTY, PLANT AND EQUIPMENT



Property, plant and equipment, net, consisted of the following:  MARCH 31,       DECEMBER 31,
                                                                   2001              2000
                                                                   ----              ----
Cost:
  Land and buildings                                             $  4,577         $   4,654
  Machinery and equipment                                          37,676            36,996
  Motor vehicles                                                      854               881
                                                                      ---               ---
                                                                   43,107            42,531
     Less accumulated depreciation                                (18,606)          (18,190)
                                                                 --------         ---------
  Property, plant and equipment, net                             $ 24,501         $  24,341
                                                                 ========         =========

6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


(U.S. DOLLARS AND SHARES IN THOUSANDS            THREE MONTHS ENDED
EXCEPT PER SHARE DATA)                                MARCH 31,

                                             2001                 2000
                                             ----                 ----

Numerator:
   Net income                               $4,015               $3,162
                                            ======               ======



Denominator:
   Denominator for basic
   earnings per share
   weighted-average shares                  10,564               11,129

Effect of dilutive stock options                13                    0
                                          ---------            --------

   Denominator for diluted
   earnings per share -
   adjusted weighted-average shares         10,577               11,129
                                            ======               ======

Basic earnings per share                    $  .38               $  .28
                                            ======               ======

Diluted earnings per share                  $  .38               $  .28
                                            ======               ======


6. SHAREHOLDERS EQUITY

At the Company's 2000 Annual General Meeting of Shareholders held on May 8, 2000, shareholders unanimously approved a plan under which the Company may purchase up to 1,111,395 of its ordinary shares under certain terms and conditions. The approval will expire on November 8, 2001. During fiscal 2000, 550,000 shares were purchased and retired under this plan for an aggregate price of $7.4 million. As of March 31, 2001, the Company had remaining authorization for future purchases under the plan of 561,395 shares.

7.    COMPREHENSIVE INCOME


The Company's total comprehensive income (loss) was as follows (U.S. dollars in thousands):



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     2001              2000
                                                     -----             ----

Net income                                         $ 4,015           $ 3,162
Foreign currency translation
  adjustment, net of tax
  benefit                                           (4,134)           (1,711)
Derivative instruments, net of tax

      Cumulative effect of adopting
       SFAS 133                                        178                -
       Reclassified into earnings                     ( 43)               -
       Change in fair value of derivatives, net       (274)               -
                                                   -------           -------
       Net derivative instruments                     (139)               -
                                                   -------           -------
Comprehensive net income / (loss)                  $  (258)          $ 1,451
                                                   =======           =======

The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2000 and March 31, 2001 is as follows:

                                                                                      Accumulated
                                  Pension          Foreign                               Other
                                  Liability       Currency           Derivative       Comprehensive
                                  Adjustment     Translation         Instruments      Income (loss)
                                  ----------     -----------         -----------      -------------
Balance at December 31, 2000       $  (43)        $ (10,817)                            $ (10,860)

Current period other
   comprehensive (loss)                --            (4,134)             (139)             (4,273)
                                   ------         ---------              ----           ---------

Balance at March 31, 2001          $  (43)        $ (14,951)             (139)          $ (15,133)
                                   ======         =========              ====           =========



8.   SEGMENT INFORMATION

         A summary of the Company's operations by geographic area follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                                     2001              2000
                                                     ----              ----

         SALES TO UNAFFILIATED COMPANIES:

                   Europe                           $ 23,922         $ 19,611
                   North America                      14,193           13,109
                   Asia-Pacific                        4,602            4,313
                                                     -------          -------

                           Total consolidated       $ 42,717         $ 37,033
                                                    ========         ========




         TRANSFERS BETWEEN GEOGRAPHIC AREAS:

                   Europe                           $ 12,089         $ 10,318
                   North America                       3,907            3,471
                   Asia-Pacific                            0                8
                                                    --------         --------


                           Total transfers            15,996           13,797
                           Eliminations              (15,996)         (13,797)
                                                    --------          --------

                           Total consolidated       $      0         $      0
                                                    --------          --------

         OPERATING INCOME (LOSS):

                  Europe                            $  4,626         $  3,084
                  North America                        1,006            1,437
                  Asia-Pacific                           157              (51)
                                                    --------         --------

                           Total consolidated       $  5,789         $  4,470
                                                    ========         ========


                                                MARCH 31, 2001 DECEMBER 31, 2000
                                                -------------- -----------------


         IDENTIFIABLE ASSETS:

                  Europe                            $ 98,418          $97,688
                  North America                       31,489           30,858
                  Asia-Pacific                        14,967           15,848

                                                    --------         --------
                           Total consolidated       $144,874         $144,394
                                                    ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes related thereto appearing in Item 1. Financial Statements.

         On April 12, 2000 the Company completed its acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A. ("Calzoni"), a wholly owned subsidiary of Intek S.p.A., effective as of April 1, 2000. The cash purchase price was $4,015,000 ($5,354,000 net of cash acquired and debt assumed). Calzoni designs, manufactures and distributes radial piston oil-pressure motors for industrial hydraulics applications, and is located in Bologna, Italy. The acquisition has been accounted for utilizing the purchase method of accounting, and the operating results of Calzoni have been included in the operating results of the Company from April 1, 2000. Goodwill of $838,000 is being amortized by the straight-line method over 30 years. Certain references herein are made to results on a "Pre-acquisition" basis. Such references reflect results excluding the impact of the Calzoni acquisition.

         Although the Company reports its financial results in U.S. dollars, approximately 70% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported net sales, as well as the cost of goods sold, gross profit and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The table below summarizes the results of operations for the three months ended March 31, 2001 at the actual currency rates utilized for the period and as adjusted utilizing the currency rates in effect for the comparable period of 2000.



                            (US DOLLARS IN THOUSANDS)

                                                        ADJUSTED UTILIZING 2000
                                     AS REPORTED             CURRENCY RATES

NET SALES                             $ 42,717                  $45,159

GROSS PROFIT                           14,708                   15,620

SG&A EXPENSES                           8,919                    9,492

OPERATING INCOME                        5,789                    6,128



RESULTS OF OPERATIONS


FIRST QUARTER MARCH 31, 2001 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 2000

The Company's net sales increased 15.3% to $42.7 million in the three months ended March 31, 2001 from $37.0 million for the same period in 2000. Pre-acquisition net sales increased 5.0% to $38.9 million for the three months ended March 31, 2001 as compared to the same period in 2000. During the same period, net sales in Europe increased 22.0% to $23.9 million from $19.6 million; net sales in North America increased 8.3% to $14.2 million from $13.1 million; and net sales in Asia-Pacific region increased 6.7% to $4.6 million from $4.3 million. The primary reason for the increased volume in the first quarter of 2001 compared with the first quarter of 2000 is the increased product demand for all of the Company's products on a global basis, combined with the Company's efforts to further penetrate new markets and customers on a worldwide basis; and the impact of the Calzoni acquisition. Also impacting revenues was the continuing recovery of the economies in the Asia-Pacific region. Partially offsetting these increases was the continued strengthening of the US dollar against most of the functional currencies utilized in the Company's European and Asia-Pacific operations.

         The Company's gross profit increased to $14.7 million for the quarter ended March 31, 2001 from $13.3 million in the same period of 2000. Gross profit as a percentage of net sales decreased to 34.4% in the quarter ended March 31, 2001 from 36.0% in the comparable period of 2000. Pre-acquisition gross profits were $13.7 million for the quarter ended March 31, 2001, up from $13.3 million in the same period of 2000, while Pre-acquisition gross profits as a percent of sales decreased to 35.2% for 2001 versus 36.0% for 2000. The increased gross profit was primarily attributable to the increased volume demand realized and the impact of the Calzoni acquisition. Partially offsetting the increases in gross profits for 2001 was the continued strengthening of the US dollar against most of the functional currencies utilized in the Company's European and Asia-Pacific operations.

         Gross profit in Europe increased 26.0% to $10.0 million for the three months ended March 31, 2001 from $8.0 million in the same period of 2000. Gross profit in North America of $3.2 million decreased 18.1% or $0.7 million versus gross profit recorded in the comparable period of 2000. Asia-Pacific gross profit was equal to the gross profit recorded for the same period of 2000.

         Selling, general and administrative ("SG&A") expenses increased by approximately 1/2 of one percentagE point to $8.9 million for the quarter ended March 31, 2001 versus the quarter ended March 31, 2000. Pre-acquisition SG&A expenses were $8.3 million for the three months ended March 31, 2001, a decrease of $0.6 million or 6.7% versus the comparable period in 2000. These expenses as a percentage of net sales were 20.9% (21.3% on a Pre-acquisition basis) for 2001 as compared to 24.0% for 2000. The decrease in these expenses as a percentage of net sales for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 is due primarily to cost controls implemented worldwide and lower headcount in the Company's North American operations.

         Operating income increased 29.5% to $5.8 million in the three month period ended March 31, 2001 from $4.5 million in the comparable period of 2000. Pre-acquisition operating income increased 21.2% to $5.4 million for the three months ended March 31, 2001 as compared to $4.5 million for the comparable period in 2000. Operating income as a percentage of net sales increased to 13.6% in the quarter ended March 31, 2001 from 12.1% in the quarter ended March 31, 2000. The changes in exchange rates had the effect of decreasing operating income for the period by $0.3 million.

         Other expense was recorded in the quarter ended March 31, 2001 of $27,000 (0.1% of net sales) versus other income of $102,000 for the comparable period of 2000. The increase in other expense was the result of recognition of non-cash currency losses on inter-company loans for the quarter ended March 31, 2001, versus gains recorded on these transactions in the comparable period of 2000.

         Net interest income was $137,000 for the quarter ended March 31, 2001, as compared to net interest income of $98,000 for the comparable period in 2000.

The effective tax rate for the three months ended March 31, 2001 was 31.9% compared with 32.3% for the three months ended March 31, 2001, resulting from the mix of profits generated in the Company's overseas operations, with varying effective tax rates and previously unrecognized net operating loss carryforwards, as opposed to the mix recorded in the first quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

(US dollars in thousands)
                                                   Three months ended March 31,
                                                     2001               2000
                                                     ----               ----

Cash & Cash Equivalents                             $33,512           $32,097
Net cash provided by operating activities             4,527             1,853
Net cash used in investing activities                (2,666)             (583)
Net cash used in (provided by) financing activities   1,234               (72)
Effect of exchange rate changes on cash              (1,680)             (663)


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

Net cash provided by operating activities for the three months ended March 31, 2001 increased to $4.5 million from $1.9 million for the same period in 2000. The $2.6 million increase in net cash provided by operating activities for the three months ended March 31, 2001 compared to the comparable period in 2000 was attributable to a $.8 million increase in net income, combined with a $1.6 million decrease in cash utilized for working capital and an increase of $0.2 million in depreciation. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

Net cash used in investing activities was $2.7 million for the three months ended March 31, 2001, compared to $0.6 million for the same period in 2000. Investing activities in the three month period ended March 31, 2001 consisted of investment in manufacturing equipment for the Company's five production facilities.

Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2001 as compared to $0.1 million used in financing activities for the same period in 2000. The increase of $1.3 million in cash provided by financing activities for the three months ended March 31, 2001 as compared to the same period in 2000 was primarily attributable to borrowings made in the quarter to facilitate a payment to the former owners of Lokomec, under the terms of the purchase agreement, which was made early in the second quarter and borrowings to facilitate working capital requirements in the Company's subsidiaries.

The effect of exchange rate changes on cash and cash equivalents was $1.6 million and $0.7 million for the three months ended March 31, 2001 and 2000, respectively. As approximately 70% of the Company's business is transacted in currencies other than the US dollar, foreign currency fluctuations potentially can have a significant impact on dollar reported balances for the Company. The $0.9 million increase in the exchange rate impact on cash and cash equivalents is attributable to a strengthening, during the first three months of 2001, of the US dollar against most of the functional currencies earned by the Company in its European and Asia-Pacific operations, as compared to the first three months of 2000.

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


EXPOSURE TO CURRENCY FLUCTUATIONS

         A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, equivalent European euro currencies and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. For the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, for example, the Company experienced a Pre-acquisition 10.4% increase in net sales in the European region (denominated in local currencies); however, the dollar-translated Pre-acquisition net sales figures only showed a net increase of 2.4% due to the fluctuation of the dollar against the local currencies. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the Company currently engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may not do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

MARKET RISK

         Information regarding market risk of the Company as of December 31, 2000 is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" which is included in Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 2000. There have been no material changes in the Company's exposure to market risk during the three month period ended March 31, 2001.

ORDER RECEIPTS AND BACKLOG

         Worldwide customer order receipts were $46.0 million ($42.9 million on a Pre-acquisition basis) for the quarter ended March 31, 2001, an 11.6% increase over the same period in 2000. On a volume basis, utilizing constant currency exchange rates, order receipts for the quarter ended March 31, 2001 were $48.6 million ($45.4 million on a Pre-acquisition basis) and represent an 18.1% increase over the quarter ended March 31, 2000.

The worldwide backlog of unshipped orders at March 31, 2001 totaled $32.3 million, a $2.6 million or 8.3% increase versus the backlog at March 31, 2000, and equal to the order backlog at December 31, 2000.

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

         None

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:


              None.


     (b)  Reports on Form 8-K
                  None.

INDEX TO EXHIBITS



Exhibit No.                             Description
-----------                             -----------

         None.

SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DENISON INTERNATIONAL plc



Date  May 15, 2001                       By /s/ Bruce A. Smith
      ----------------------------          ------------------------
                                            Bruce A. Smith
                                            Director and Chief Financial Officer