Form 10-Q
period 2001-06-30
DENISON INTERNATIONAL PLC
filed 2001-08-14
CIK 1042598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO
          ___________


                        Commission file number 000-29358



                            DENISON INTERNATIONAL plc
             (Exact name of registrant as specified in its charter)


     England and Wales                                     Not Applicable
----------------------------------                       ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

   14249 Industrial Parkway
      Marysville, Ohio                                         43040
----------------------------------                       ------------------
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

    Ordinary Shares, $0.01 Par Value, 10,563,950 shares as of August 14, 2001 "A" Ordinary Shares, (pound)8.00 par value, 7,015 shares as of August 14, 2001

                                TABLE OF CONTENTS

                                    FORM 10-Q


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1   Financial Statements                                                 3
            Condensed Consolidated Balance Sheets (Unaudited)                 3
            Condensed Consolidated Statements of Operations (Unaudited)       4
            Condensed Consolidated Statements of Cash Flows (Unaudited)       5
            Notes to Condensed Consolidated Financial Statements (Unaudited)  6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               11
            Results of Operations                                            11
            Liquidity and Capital Resources                                  13
            Impact of Inflation                                              14
            Exposure to Currency Fluctuations                                14
            Market Risk                                                      14
            Order Receipts and Backlog                                       14
            Forward-looking Information                                      14


Item 3   Quantitative and Qualitative Disclosures About Market Risk          15


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 3.  Defaults upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6   Exhibits and Reports on Form 8-K                                    16


         Exhibit Index                                                       17
         Signatures                                                          18

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                            DENISON INTERNATIONAL plc
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (U.S. dollars in thousands, except share data)


                                                                        June 30,        December 31,
                                                                        --------        ------------
                                                                          2001             2000
                                                                          ----             ----

Current assets:
        Cash and cash equivalents                                       $ 32,976        $ 32,097
        Accounts receivable, less allowances of
          $1,712 and $1,900 at June 30, 2001
          and December 31, 2000, respectively                             33,897          33,387
        Inventories                                                       37,541          37,968
        Other current assets                                               3,490           4,495
                                                                        --------        --------                -
            Total current assets                                         107,904         107,947
        Property, plant and equipment, net                                24,314          24,341
        Other assets                                                       4,960           4,137
        Goodwill, net of accumulated amortization of
           $762 and $610 at June 30, 2001 and
            December 31, 2000, respectively                                8,309           7,969
                                                                        --------        --------
            Total assets                                                $145,487        $144,394
                                                                        ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Notes payable to bank                                           $  7,254        $  6,560
        Accounts payable                                                  10,851          14,986
        Other accrued liabilities                                         22,527          18,589
                                                                        --------        --------
            Total current liabilities                                     40,632          40,135
Noncurrent liabilities:
        Pension accrual                                                   10,435          11,364
        Other noncurrent liabilities                                       4,619           4,761
        Negative goodwill, net of accumulated
          amortization of $8,091 and $7,489 at
          June 30, 2001 and December 31, 2000,
          respectively                                                     2,408           3,176
                                                                        --------        --------
                                                                          17,462          19,301

Shareholders' equity:
        `A' ordinary shares (pound)8.00 par value;
          7,125 shares authorized, and 7,015 issued
          and outstanding at June 30, 2001 and
          December 31, 2000                                                   86              86
        Ordinary shares $0.01 par value;
          15,000,000 shares authorized, and
          10,563,950  issued and outstanding
          at June 30, 2001 and December 31, 2000                             107             107
        Additional paid-in capital                                         5,150           5,150
        Capital redemption reserve                                         1,090           1,090
        Retained earnings                                                 97,709          89,385
        Accumulated other comprehensive income (loss)                    (16,749)        (10,860)
                                                                        --------        --------
        Total shareholders' equity                                        87,393          84,958
                                                                        --------        --------
            Total liabilities and shareholders' equity                  $145,487        $144,394
                                                                        ========        ========


        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (U.S. dollars in thousands, except share data)

                                        Three months ended            Six months ended
                                             June 30,                    June 30,
                                        2001          2000           2001          2000
                                        ----          ----           ----          ----


Net sales                             $ 41,071       $ 39,959      $ 83,788      $ 76,992
Cost of sales                           27,232         25,930        55,241        49,619
                                      --------       --------      --------      --------
Gross profit                            13,839         14,029        28,547        27,373
Selling, general and
  administrative expenses                8,298          8,821        17,217        17,695
                                      --------       --------      --------      --------
Operating income                         5,541          5,208        11,330         9,678

Other income/(expense)                      (9)            41           (36)          143
Interest income, net                       337             35           474           133
                                      --------       --------      --------      --------
Income before taxes                      5,869          5,284        11,768         9,954

Provision for income taxes               1,560          1,427         3,444         2,935
                                      --------       --------      --------      --------

Net income                            $  4,309       $  3,857      $  8,324      $  7,019
                                      ========       ========      ========      ========


Basic earnings per share              $    .41       $    .35    $      .79     $     .63
                                      ========       ========    ==========     =========


Diluted earnings per share            $    .41       $    .35    $      .79     $     .63
                                      ========       ========    ==========     =========


        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (U.S. dollars in thousands)


                                                 Six months ended
                                                     June 30,
                                               2001             2000
                                               ----             ----

Net cash provided by
  operating activities                       $  9,169         $  7,033
                                             --------         --------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property, plant
  and equipment                                (4,233)          (1,687)
Proceeds from disposal of
  property, plant and
  equipment                                       (37)             145
Purchase of subsidiary                         (1,109)          (4,015)
                                             --------         --------
Net cash used in investing
  activities                                   (5,379)          (5,557)
                                             --------         --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net borrowings / (repayments)
  on lines of credit                              832           (1,396)
Repayment of capital lease
  obligations                                      --              (25)
                                             --------         --------
Net cash provided by (used in)
   financing activities                           832           (1,421)
                                             --------         --------

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                              (3,743)            (308)
                                             --------         --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                       879             (253)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                       32,097           31,174
                                             --------         --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                           $ 32,976         $ 30,921
                                             ========         ========


        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Financial Statements

Interim Financial Information

     The financial information at June 30, 2001 and for the three and six month periods ended June 30, 2001 and June 30, 2000 is unaudited but includes all adjustments which Denison International plc (the "Company") considers necessary for a fair presentation of financial position at such date and the operating results and cash flows for those periods. All adjustments made were of a normal, recurring nature. Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission Rules and Regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.


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

2. Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this Statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this Statement. Also under this Statement, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of those tests will be on the earnings and financial position of the Company.

     Additionally, SFAS 141 requires that in a business combination in which the fair value of the net assets acquired exceeds cost, that any resulting negative goodwill be recognized as an extraordinary gain in the period in which the business combination is initially recognized. The transition provision of SFAS 141, require that upon adoption of the new accounting rules, any existing negative goodwill should be adjusted as a cumulative effect of a change in accounting principal in the statement of operations. In the first quarter of 2002, the Company will record a cumulative effect of a change in accounting principle adjustment for its remaining unamortized negative goodwill. As of June 30, 2001, the Company's recorded balance of negative goodwill was $2.4 million.

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

The adoption of SFAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of $178,000, being recognized in other comprehensive income. The $545,000 loss recorded in equity at June 30, 2001 is expected to be reclassified to earnings over the twelve-month period ending June 30, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the three and six months ended June 30, 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

3. Acquisitions

     In November 2000, the Company entered into a contract with Shanghai Hydraulics & Pneumatics Corporation to establish a Sino-Foreign Co-operation Company, Shanghai Hydraulics Components Limited ("Denison Shanghai"), under the laws of the People's Republic of China. The form of the contract attached hereto as Exhibit 10.1, was subject to approval by the government of the People's Republic of China (the "PRC"). In June 2001, the Company received the necessary approvals from the PRC and the contract became effective as of June 12, 2001. Denison Shanghai will manufacture and distribute vane pumps and motors for industrial hydraulics applications, and is located in Shanghai, China. The contract provides that the Company will own 100% of the shares of Denison Shanghai. The Company's initial contribution to Denison Shanghai was $360,000, and the Company will make additional contributions of machinery and equipment totaling an additional $90,000. The results of operations for Denison Shanghai will be consolidated into the Company's results. As of June 30, 2001 Denison Shanghai had not commenced operations.

     In December 1998 the Company closed its acquisition of Lokomec Oy, a manufacturer of hydraulic manifolds located in Tampere, Finland. The acquisition was accounted for using the purchase method of accounting. Under the terms of the purchase agreement, the purchase price may be increased dependent upon the achievement of certain operating objectives, principally based upon earnings before interest and taxes over a three year period. In the quarter ended June 30, 2001 the Company paid $700,000 related to this earn out provision.

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

     The following unaudited pro forma summary presents the Company's combined results as if the acquisition occurred at January 1, 2000, after giving effect to certain adjustments including goodwill amortization. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition actually occurred at January 1, 2000:

                               Six months ended June 30, 2000
                                 (U.S. dollars in thousands)


Revenue                                   $80,651
Net Income                                $ 7,213
Basic Earnings per share                  $   .65
Diluted earnings per share                $   .65

4. Inventory

     Inventories consisted of the following:

                                          (U.S. dollars in thousands)

                                         June 30,          December 31,
                                           2001                2000
                                           ----                ----

Finished goods                           $ 19,262            $ 22,577
Work-in-progress                            3,673               3,767
Raw materials and supplies                 14,606              11,624
                                         --------            --------
                                         $ 37,541            $ 37,968
                                         ========            ========

5.  Property, Plant and Equipment

Property, plant and equipment, net,
 consisted of the following:             June 30,          December 31,
                                           2001                2000
                                           ----                ----

Cost:
  Land and buildings                     $  4,670            $  4,654
  Machinery and equipment                  37,028              36,996
  Motor vehicles                              874                 881
                                         --------            --------
                                           42,572              42,531
     Less accumulated depreciation        (18,258)            (18,190)
                                         --------            --------
  Property, plant and equipment, net     $ 24,314            $ 24,341
                                         ========            ========

6.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(U.S. dollars in thousands except per share data)


                                           Three months ended           Six months ended
                                                June 30,                    June 30,
                                            2001         2000          2001          2000
                                            ----         ----          ----          ----

Numerator:
   Net income                             $ 4,309      $ 3,857       $ 8,324       $ 7,019
                                          =======      =======       =======       =======

Denominator:
   Denominator for basic
   earnings per share
   weighted-average shares                 10,564       11,121        10,564        11,121

Effect of dilutive stock options               18            0            15             0
                                          -------      -------       -------       -------


   Denominator for diluted
   earnings per share -
   adjusted weighted-average shares        10,582       11,121        10,579        11,121
                                          =======      =======       =======       =======

Basic earnings per share                  $   .41      $   .35       $   .79       $   .63
                                          =======      =======       =======       =======
Diluted earnings per share                $   .41      $   .35       $   .79       $   .63
                                          =======      =======       =======       =======

7. Shareholders Equity

At the Company's 2001 Annual General Meeting of Shareholders held on May 22, 2001, shareholders unanimously approved a plan under which the Company may purchase up to 1,056,395 of its Ordinary Shares under certain terms and conditions. The approval will expire on November 22, 2002. As of June 30, 2001, the Company had made no purchases under the plan.

8. Comprehensive Income


The Company's total comprehensive income (loss) was as follows (U.S. dollars in thousands):

                                                     Three months ended         Six months ended
                                                          June 30,                  June 30,
                                                     2001         2000         2001         2000
                                                    ------       ------       ------       ------
Net income                                         $  4,309     $  3,857     $  8,324     $  7,019
Foreign currency translation
  adjustment, net of tax
  benefit                                            (1,210)        (408)      (5,344)      (2,119)
Derivative instruments, net of tax

      Cumulative effect of adopting
      SFAS 133                                            -            -          178            -
      Reclassified into earnings                          -            -          (43)           -
      Change in fair value of derivatives, net         (406)           -         (680)           -
                                                   --------     --------     --------     --------
      Net derivative instruments                       (406)           -         (545)           -
                                                   --------     --------     --------     --------
Comprehensive net income / (loss)                  $  2,693     $  3,449     $  2,435     $  4,900
                                                   ========     ========     ========     ========

The components of accumulated other comprehensive income (loss), net of related tax, at December 31,
2000 and June 30, 2001 is as follows:

                                                                                 Accumulated
                                  Pension         Foreign                           Other
                                 Liability       Currency       Derivative      Comprehensive
                                 Adjustment     Translation     Instruments     Income (loss)
                                 ----------     -----------     -----------     -------------
Balance at December 31, 2000     $      (43)    $  (10,817)     $        0       $  (10,860)

Current period other
   comprehensive (loss)                  --         (5,344)           (545)          (5,889)
                                 ----------     ----------      ----------       ----------

Balance at June 30, 2001         $      (43)    $  (16,161)     $     (545)      $  (16,749)
                                 ==========     ==========      ==========       ==========


9. Segment Information

A summary of the Company's operations by geographic area follows:
                                       Three months ended           Six months ended
                                            June 30,                     June 30,
                                       2001         2000         2001         2000
                                      ------       ------       ------       ------
Sales to unaffiliated companies:
Europe                               $ 21,633     $ 22,302     $ 45,555     $ 41,913
North America                          13,628       12,453       27,821       25,562
Asia-Pacific                            5,810        5,204       10,412        9,517
                                     --------     --------     --------     --------
         Total consolidated          $ 41,071     $ 39,959     $ 83,788     $ 76,992
                                     ========     ========     ========     ========






Transfers between geographic areas:
Europe                               $ 10,926     $  9,784     $ 23,015     $ 20,102
North America                           2,931        3,158        6,838        6,629
Asia-Pacific                                6           29            6           37
                                     --------     --------     --------     --------
     Total transfers                   13,863       12,971       29,859       26,768
     Eliminations                     (13,863)     (12,971)     (29,859)     (26,768)
                                     --------     --------     --------     --------

     Total consolidated              $      0     $      0     $      0     $      0
                                     ========     ========     ========     ========

Operating Income (Loss):
Europe                               $  4,028     $  3,713     $  8,654     $  6,797
North America                             818        1,080        1,824        2,517
Asia-Pacific                              695          415          852          364
                                     --------     --------     --------     --------

     Total consolidated              $  5,541     $  5,208     $ 11,330     $  9,678
                                     ========     ========     ========     ========


                                     June 30, 2001     December 31, 2000
                                     -------------     ------------------
Identifiable assets:

Europe                                $    98,436         $    97,688
North America                              30,838              30,858
Asia-Pacific                               16,213              15,848
                                      -----------         -----------

     Total consolidated                 $ 145,487           $ 144,394
                                      ===========         ===========

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

     Although the Company reports its financial results in U.S. dollars, approximately 70% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported net sales, as well as the cost of goods sold, gross profit and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The table below summarizes the results of operations for the three and six months ended June 30, 2001 at the actual currency rates utilized for the period and as adjusted utilizing the currency rates in effect for the comparable period of 2000.

                                                   (US dollars in thousands)
                                Three Months Ended                           Six Months Ended
                                   June 30, 2001                               June 30, 2001
                                ------------------                           ----------------

                                     Adjusted Utilizing 2000                     Adjusted Utilizing 2000
                     As Reported          Currency Rates         As Reported          Currency Rates
                     -----------     -----------------------     -----------     -----------------------
Net Sales              $41,071               $43,421               $83,788               $88,580

Gross Profit            13,839                14,734                28,547                30,354

SG&A Expenses            8,298                 8,823                17,217                18,315

Operating Income         5,541                 5,911                11,330                12,039

RESULTS OF OPERATIONS

Second Quarter June 30, 2001 Compared with Second Quarter ended June 30, 2000

     The Company's net sales increased 2.8% to $41.1 million in the three months ended June 30, 2001 from $40.0 million for the same period in 2000. During the same period, net sales in Europe decreased 3.0% to $21.6 million from $22.3 million; net sales in North America increased 9.4% to $13.6 million from $12.5 million; and net sales in Asia-Pacific region increased 11.6% to $5.8 million from $5.2 million. The primary reason for the increased volume in the second quarter of 2001 compared with the second quarter of 2000 is the increased product demand for all of the Company's products on a global basis, combined with the Company's efforts to further penetrate new markets and customers on a worldwide basis. Also impacting revenues was the continuing recovery of the economies in the Asia-Pacific region. Partially offsetting these increases was the continued strengthening of the US dollar against most of the functional currencies utilized in the Company's European and Asia-Pacific operations.

     The Company's gross profit decreased to $13.8 million for the quarter ended June 30, 2001 from $14.0 million in the same period of 2000. Gross profit as a percentage of net sales decreased to 33.7% in the quarter ended June 30, 2001 from 35.1% in the comparable period of 2000. The decreased gross profit, both in actual dollars and as a percent of net sales, was primarily attributable to the increased spending by the Company for new product development as compared to the spending levels in the same period of 2000, combined with the impact of the higher costs for the Company's European and Asia-Pacific operations to acquire products denominated in US currency versus previous periods.

     Gross profit in Europe increased 4.3% to $8.9 million for the three months ended June 30, 2001 from $8.5 million in the same period of 2000. Gross profit in North America of $3.0 million decreased 20.4% or $0.7 million versus gross profit recorded in the comparable period of 2000. Asia-Pacific gross profit increased 11.8% to $2.0 million in the period versus gross profit of $1.8 million in the comparable period of 2000.

     Selling, general and administrative ("SG&A") expenses decreased by 5.9% to $8.3 million for the quarter ended June 30, 2001 versus the quarter ended June 30, 2000. These expenses as a percentage of net sales were 20.2% for 2001 as compared to 22.1% for 2000. The decrease in these expenses as a percentage of net sales for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 is due primarily to cost controls implemented worldwide and particularly lower headcount and spending in the Company's North American operations.

     Operating income increased 6.4% to $5.5 million in the three month period ended June 30, 2001 from $5.2 million in the comparable period of 2000. Operating income as a percentage of net sales increased to 13.5% in the quarter ended June 30, 2001 from 13.0% in the quarter ended June 30, 2000. The changes in exchange rates had the effect of decreasing operating income for the period by $0.4 million.

     Other expense was recorded in the quarter ended June 30, 2001 of $9,000 versus other income of $41,000 for the comparable period of 2000. The increase in other expense was the result of recognition of non-cash currency losses on inter-company loans for the quarter ended June 30, 2001, versus gains recorded on these transactions in the comparable period of 2000.

     Net interest income was $337,000 for the quarter ended June 30, 2001, as compared to net interest income of $35,000 for the comparable period in 2000 due to higher investable cash balances and improved treasury management practices.

     The effective tax rate for the three months ended June 30, 2001 was 26.6% compared with 27.0% for the three months ended June 30, 2000.

Six months ended June 30, 2001 Compared with Six months ended June 30, 2000

     The Company's net sales increased 8.8% to $83.8 million in the six months ended June 30, 2001 from $77.0 million for the same period in 2000. Pre-acquisition net sales increased 3.8% to $79.9 million for the six months ended June 30, 2001 as compared to the same period in 2000. During the same period, net sales in North America increased 8.8% to $27.8 million from $25.6 million; net sales in Europe increased 8.7% to $45.6 million from $41.9 million (Pre-acquisition net sales in Europe decreased 0.5% to $41.7 million); and net sales in the Asia-Pacific region increased 9.4% to $10.4 million from $9.5 million. The primary reason for the increased volume recorded year to date 2001 compared with the same period in 2000 is the increased product demand for all of the Company's products, particularly in the Company's North American markets, due to a partial recovery from the 1999 slowdown in the mining and gas and oil exploration markets, combined with the impact of the Calzoni acquisition. Also impacting revenues was the continuing recovery of the economies in the Asia-Pacific region, combined with the Company's increased efforts to further penetrate those markets. Partially offsetting these increases was the continued strengthening of the US dollar against most of the functional currencies utilized in the Company's European operations.

     The Company's gross profit increased 4.3% to $28.5 million for the six months ended June 30, 2001 from $27.4 million in the same period of 2000. Gross profit as a percentage of net sales decreased to 34.1% for year to date 2001 from 35.6% in the comparable period of 2000. Pre-acquisition gross profits were $27.5 million for the six months ended June 30, 2001 from $27.4 million in the same period of 2000, while Pre-acquisition gross profits as a percent of sales decreased to 34.5% for 2001 versus 35.6% for the same period in 2000. The increased gross profit was primarily attributable to increased production at the Company's manufacturing facilities resulting from the volume demand realized and the impact of the Calzoni acquisition, combined with the impacts of cost reductions made throughout 2000 and prior fiscal years. Partially offsetting these increases was the increased spending for new product development and the increased cost of the Company's European and Asia-Pacific operations to acquire goods manufactured in the US due to the continued strengthening of the US dollar against the functional currencies utilized by the Company's overseas operations.

     Gross profit in North America decreased 19.2% to $6.2 million for the six months ended June 30, 2001 from $7.7 million in the same period of 2000. Gross profit in Europe of $18.9 million increased 14.8% or $2.4 million versus gross profit recorded in the comparable period of 2000 (Pre-acquisition gross profits increased 8.6% to $17.9 million). Asia-Pacific gross profit increased 6.6% to $3.4 million from $3.2 million.

     Selling, general and administrative ("SG&A") expenses decreased 2.7% to $17.2 million for the six months ended June 30, 2001 from $17.7 million for the six months ended June 30, 2000. SG&A expenses as a percentage of net sales were 20.5% (20.7% on a Pre-acquisition basis) for 2001 as compared to 23.0% for 2000. The decrease in these expenses for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 is due primarily to cost reductions implemented at the Company's North American operations.

     Operating income increased 17.1% to $11.3 million in the six month period ended June 30, 2001 from $9.7 million in the comparable period of 2000. Pre-acquisition operating income increased 13.2% to $11.0 million for the six months ended June 30, 2001 as compared to $9.7 million for the comparable period in 2000. Operating income as a percentage of net sales increased to 13.5% in the six months ended June 30, 2001 from 12.6% in the six months ended June 30, 2000. The changes in exchange rates had the effect of decreasing operating income for the period by $0.7 million.

     Other expense was recorded in the six months ended June 30, 2001 of $36,000 as compared to other income of $143,000 for the comparable period of 2000. The increase in other expense was the result of recognition of non-cash currency losses on inter-company loans for the six months ended June 30, 2001, versus gains recorded on these transactions in the comparable period of 2000.

     Net interest income was $474,000 for the six months ended June 30, 2001, as compared to net interest income of $133,000 for the comparable period in 2000 due to higher investable cash balances and improved treasury management practices.

     The effective tax rate for the six months ended June 30, 2001 was 29.3% compared with 29.5% for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

(US dollars in thousands)
                                                      Six months ended June 30,
                                                          2001        2000
                                                         ------      ------

Cash & Cash Equivalents                                 $32,976     $30,921
Net cash provided by operating activities                 9,169       7,033
Net cash used in investing activities                    (5,379)     (5,557)
Net cash used in (provided by) financing activities         832      (1,421)
Effect of exchange rate changes on cash                  (3,743)       (308)

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

Net cash provided by operating activities for the six months ended June 30, 2001 increased to $9.2 million from $7.0 million for the same period in 2000. The $2.2 million increase in net cash provided by operating activities for the six months ended June 30, 2001 compared to the comparable period in 2000 was attributable to a $1.3 million increase in net income, combined with a $.7 million decrease in cash utilized for working capital and an increase of $0.2 million in depreciation. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

Net cash used in investing activities was $5.4 million for the six months ended June 30, 2001, compared to $5.6 million for the same period in 2000. Investing activities in the six month period ended June 30, 2001 consisted of investment in manufacturing equipment for the Company's five production facilities of $4.2 million, a payment to the former owners of Lokomec Oy under the terms of the earn-out agreement of $0.7 million and an investment in Denison Shanghai of $360,000.

Net cash provided by financing activities was $.8 million for the six months ended June 30 , 2001 as compared to cash utilized totaling $1.4 million for financing activities for the same period in 2000. The increase of $2.2 million in cash provided by financing activities for the six months ended June 30, 2001 as compared to the same period in 2000 was primarily attributable to borrowings made to facilitate a payment to the former owners of Lokomec, under the terms of the purchase agreement, which was made early in the second quarter and borrowings to facilitate working capital requirements in the Company's subsidiaries, as compared to cash repayments on the Company's lines of credit during the comparable period of 2000.

The effect of exchange rate changes on cash and cash equivalents was $3.7 million and $0.3 million for the six months ended June 30, 2001 and 2000, respectively. As approximately 70% of the Company's business is transacted in currencies other than the US dollar, foreign currency fluctuations potentially can have a significant impact on dollar reported balances for the Company. The $3.4 million increase in the exchange rate impact on cash and cash equivalents is attributable to a strengthening, during the first six months of 2001, of the US dollar against most of the functional currencies earned by the Company in its European and Asia-Pacific operations, as compared to the first six months of 2000.

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

EXPOSURE TO CURRENCY FLUCTUATIONS

     A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, equivalent European euro currencies and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. For the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, for example, the Company experienced a Pre-acquisition 10.0% increase in net sales in the European region (denominated in local currencies); however, the dollar-translated Pre-acquisition net sales figures actually showed a net decrease of 0.5% due to the fluctuation of the dollar against the local currencies. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the Company currently engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may not do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

MARKET RISK

     Information regarding market risk of the Company as of December 31, 2000 is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" which is included in Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 2000. There have been no material changes in the Company's exposure to market risk during the six month period ended June 30, 2001.

ORDER RECEIPTS AND BACKLOG

     Worldwide customer order receipts were $81.7 million for the six months ended June 30, 2001, a 3.4% decrease over the same period in 2000. On a volume basis, utilizing constant currency exchange rates, order receipts for the six months ended June 30, 2001 were $86.6 million and represent a 2.3% increase over the six months ended June 30, 2000. The worldwide backlog of unshipped orders at June 30, 2001 totaled $29.1 million, a $5.4 million or 15.7% decrease versus the backlog at June 30, 2000, and a $3.1 million or 9.6% decrease versus the order backlog at December 31, 2000.

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

     None

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:


     Exhibit 10.1 - Form of Contract dated November 8, 2000 by and between
                    Denison Hydraulics Limited, Hong Kong and Shanghai Hydraulics & Pneumatics Corporation for the establishment of Shanghai Denison Hydraulics Components Limited.


     (b) Reports on Form 8-K None.

Index To Exhibits

Exhibit No.         Description
-----------         -----------

Exhibit 10.1 Form of Contract dated November 8, 2000 by and between Denison Hydraulics Limited, Hong Kong and Shanghai Hydraulics & Pneumatics Corporation for the establishment of Shanghai Denison Hydraulics Components Limited.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DENISON INTERNATIONAL plc



Date  August 14, 2001                   By /s/ Bruce A. Smith
      ---------------                      ------------------------------
                                        Bruce A. Smith
                                        Director and Chief Financial Officer