Form 10-Q
period 2001-09-30
DENISON INTERNATIONAL PLC
filed 2001-11-14
CIK 1042598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

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

Ordinary Shares, $0.01 Par Value, 10,563,950 shares as of November 14, 2001 "A" Ordinary Shares, (pound)8.00 par value, 7,015 shares as of November 14, 2001

                                TABLE OF CONTENTS

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                DENISON INTERNATIONAL plc
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                      (U.S. dollars in thousands, except share data)

                                                          September 30,     December 31,
                                                              2001              2000
                                                          ------------      ------------
Current assets:
     Cash and cash equivalents                            $     38,284      $     32,097
     Accounts receivable, less allowances of
       $1,914 and $1,900 at September 30, 2001
       and December 31, 2000, respectively                      33,713            33,387
     Inventories                                                39,870            37,968
     Other current assets                                        3,879             4,495
                                                          ------------      ------------
        Total current assets                                   115,746           107,947
     Property, plant and equipment, net                         26,773            24,341
     Other assets                                                4,932             4,137
     Goodwill, net of accumulated amortization of
        $841 and $610 at September 30, 2001 and
         December 31, 2000, respectively                         8,827             7,969
                                                          ------------      ------------
        Total assets                                      $    156,278      $    144,394
                                                          ============      ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable to bank                                $      8,123      $      6,560
     Accounts payable                                           11,414            14,986
     Other accrued liabilities                                  23,598            18,589
                                                          ------------      ------------
        Total current liabilities                               43,135            40,135
Noncurrent liabilities:
     Pension accrual                                            11,137            11,364
     Other noncurrent liabilities                                4,919             4,761
     Negative goodwill, net of accumulated
       amortization of $8,405 and $7,489 at
       September 30, 2001 and December 31, 2000,
       respectively                                              2,195             3,176
                                                          ------------      ------------
                                                                18,251            19,301

Shareholders' equity:
     `A' Ordinary shares (pound)8.00 par value;
       7,125 shares authorized, and 7,015
       issued and outstanding at September 30, 2001
       and December 31, 2000                                        86                86
     Ordinary shares $0.01 par value;
       15,000,000 shares authorized, and
       10,563,950  issued and outstanding
       at September 30, 2001 and December 31, 2000                 107               107
     Additional paid-in capital                                  5,150             5,150
     Capital redemption reserve                                  1,090             1,090
     Retained earnings                                         100,928            89,385
     Accumulated other comprehensive income (loss)             (12,469)          (10,860)
                                                          ------------      ------------
Total shareholders' equity                                      94,892            84,958
                                                          ------------      ------------
           Total liabilities and shareholders' equity     $    156,278      $    144,394
                                                          ============      ============

             The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (U.S. dollars in thousands, except share data)

                                Three months ended         Nine months ended
                                   September 30,             September 30,
                                 2001         2000         2001         2000
                               --------     --------     --------     --------

Net sales                      $ 36,612     $ 36,744     $120,400     $113,736
Cost of sales                    23,739       24,005       77,934       74,049
                               --------     --------     --------     --------
Gross profit                     12,873       12,739       42,466       39,687
Selling, general and
  administrative expenses         8,653        8,483       26,916       25,753
                               --------     --------     --------     --------
Operating income                  4,220        4,256       15,550       13,934
Other income/(expense)              207           27          171          170
Interest income, net                233          342          707          475
                               --------     --------     --------     --------
Income before taxes               4,660        4,625       16,428       14,579
Provision for income taxes        1,441        1,334        4,885        4,269
                               --------     --------     --------     --------
Net income                     $  3,219     $  3,291     $ 11,543     $ 10,310
                               ========     ========     ========     ========

Basic earnings per share       $    .31     $    .30     $   1.09     $    .93
                               ========     ========     ========     ========

Diluted earnings per share     $    .30     $    .30     $   1.09     $    .93
                               ========     ========     ========     ========


        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (U.S. dollars in thousands)



                                               Nine months ended
                                                 September 30,
                                               2001         2000
                                             --------     --------

Net cash provided by
  operating activities                       $ 14,022     $ 11,419
                                             --------     --------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property, plant
  and equipment                                (6,923)      (2,575)
Proceeds from disposal of
  property, plant and
  equipment                                       (34)         185
Purchase of subsidiary                         (1,109)      (4,015)
                                             --------     --------
Net cash used in investing
  activities                                   (8,066)      (6,405)
                                             --------     --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net borrowings / (repayments)
  on lines of credit                            1,637       (1,328)
Buyback of stock                                            (1,025)
Repayment of capital lease
  obligations                                      --          (25)
                                             --------     --------
Net cash provided by (used in)
   financing activities                         1,637       (2,378)
                                             --------     --------

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                              (1,406)        (863)
                                             --------     --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                     6,187        1,773

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                       32,097       31,174
                                             --------     --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                           $ 38,284     $ 32,947
                                             ========     ========


        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Financial Statements


Interim Financial Information

     The financial information at September 30, 2001 and for the three and nine month periods ended September 30, 2001 and September 30, 2000 is unaudited but includes all adjustments which Denison International plc (the "Company") considers necessary for a fair presentation of financial position at such date(s) and the operating results and cash flows for those periods. All adjustments made were of a normal, recurring nature. Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission Rules and Regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.


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


2. Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this Statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this Statement. Also under this Statement, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of those tests will be on the earnings and financial position of the Company.

     Additionally, SFAS 141 requires that in a business combination in which the fair value of the net assets acquired exceeds cost, any resulting negative goodwill is recognized as an extraordinary gain in the period in which the business combination is initially recognized. The transition provision of SFAS 141 requires that upon adoption of the new accounting rules, any existing negative goodwill should be adjusted as a cumulative effect of a change in accounting principal in the statement of operations. In the first quarter of 2002, the Company will record a cumulative effect of a change in accounting principle adjustment for its remaining unamortized negative goodwill. As of September 30, 2001, the Company's recorded balance of negative goodwill was $2.2 million, and the Company estimates that its recorded balance of negative goodwill at December 31, 2001 will be $1.9 million.

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

The adoption of SFAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of $178,000, being recognized in other comprehensive income. The $200,000 gain recorded in equity at September 30, 2001 is expected to be reclassified to earnings over the twelve-month period ending September 30, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the three and nine months ended September 30, 2001 in connection with forecasted transactions that were no longer considered probable of occurring.


3. Acquisitions

     In November 2000, the Company entered into a contract with Shanghai Hydraulics & Pneumatics Corporation to establish a Sino-Foreign Co-operation Company, Shanghai Hydraulics Components Limited ("Denison Shanghai"), under the laws of the People's Republic of China. The contract was subject to approval by the government of the People's Republic of China (the "PRC"). In June 2001, the Company received the necessary approvals from the PRC and the contract became effective as of June 12, 2001. Denison Shanghai will manufacture and distribute vane pumps and motors for industrial hydraulics applications, and is located in Shanghai, China. The contract provides that the Company will own 100% of the shares of Denison Shanghai. The Company's initial contribution to Denison Shanghai was $360,000, and the Company will make additional contributions of machinery and equipment totaling an additional $90,000. The results of operations for Denison Shanghai have been consolidated into the Company's results.

     In December 1998, the Company closed its acquisition of Lokomec Oy, a manufacturer of hydraulic manifolds located in Tampere, Finland. The acquisition was accounted for using the purchase method of accounting. Under the terms of the purchase agreement, the purchase price may be increased dependent upon the achievement of certain operating objectives, principally based upon earnings before interest and taxes over a three-year period. In the quarter ended June 30, 2001 the Company paid $749,000 related to this earn out provision.

     On April 12, 2000, the Company completed its acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A. ("Calzoni"), a wholly subsidiary of Intek S.p.A., effective as of April 1, 2000. The cash purchase price was $4,015,000 ($5,354,000 net of cash acquired and debt assumed). Calzoni designs, manufactures and distributes radial piston oil-pressure motors for industrial hydraulics applications and is located in Bologna, Italy. The acquisition has been accounted for utilizing the purchase method of accounting, and the operating results of Calzoni have been included in the operating results of the Company from April 1, 2000.

     The following unaudited pro forma summary presents the Company's combined results as if the acquisition occurred at January 1, 2000, after giving effect to certain adjustments including goodwill amortization. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition actually occurred at January 1, 2000:

                                           Nine months ended September 30, 2000
                                               (U.S. dollars in thousands)

Revenue                                                 $ 117,395
Net Income                                              $  10,504
Basic Earnings per share                                $     .95
Diluted earnings per share                              $     .95

4. Inventory

     Inventories consisted of the following:

                                                    (U.S. dollars in thousands)

                                                  September 30,     December 31,
                                                      2001             2000
                                                    ----------------------------

Finished goods                                      $ 20,565         $ 22,577
Work-in-progress                                       3,958            3,767
Raw materials and supplies                            15,347           11,624
                                                    --------         --------
                                                    $ 39,870         $ 37,968
                                                    ========         ========

5. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

                                                  September 30,     December 31,
                                                      2001             2000
                                                    ----------------------------
Cost:
  Land and buildings                                $  5,216         $  4,654
  Machinery and equipment                             42,159           36,996
  Motor vehicles                                         937              881
                                                    --------         --------
                                                      48,312           42,531
     Less accumulated depreciation                   (21,539)         (18,190)
                                                    --------         --------
  Property, plant and equipment, net                $ 26,773         $ 24,341
                                                    ========         ========

6. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(U.S. dollars in thousands except per share data)

                                         Three months ended         Nine months ended
                                            September 30,             September 30,
                                          2001         2000         2001         2000
                                        --------     --------     --------     --------
Numerator
   Net income                           $  3,219     $  3,291     $ 11,543     $ 10,310
                                        ========     ========     ========     ========

Denominator:
   Denominator for basic
   earnings per share
   weighted-average shares                10,564       11,114       10,564       11,118

Effect of dilutive stock options              23            2           18            1
                                        --------     --------     --------     --------

   Denominator for diluted
   earnings per share -
   adjusted weighted-average shares       10,587       11,116       10,582       11,119
                                        ========     ========     ========     ========

Basic earnings per share                $    .31     $    .30     $   1.09     $    .93
                                        ========     ========     ========     ========

Diluted earnings per share              $    .30     $    .30     $   1.09     $    .93
                                        ========     ========     ========     ========

7. Shareholders Equity

At the Company's 2001 Annual General Meeting of Shareholders held on May 22,
2001, shareholders unanimously approved a plan under which the Company may purchase up to 1,056,395 of its Ordinary Shares under certain terms and conditions. The approval will expire on November 22, 2002. As of September 30,
2001, the Company had made no purchases under the plan.

8. Comprehensive Income

The Company's total comprehensive income (loss) was as follows (U.S. dollars in thousands):

                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                    2001         2000         2001         2000
                                                  --------     --------     --------     --------
Net income                                        $  3,219     $  3,291     $ 11,543     $ 10,310
Foreign currency translation
  adjustment, net of tax
  benefit                                            3,535       (3,338)      (1,809)      (5,457)
Derivative instruments, net of tax

     Cumulative effect of adopting
        SFAS 133                                         -            -          178            -
     Reclassified into earnings                          -            -          (43)           -
     Change in fair value of derivatives, net          745            -           65            -
                                                  --------     --------     --------     --------
     Net derivative instruments                        745            -          200            -
                                                  --------     --------     --------     --------
Comprehensive net income / (loss)                 $  7,499     $    (47)    $  9,934     $  4,853
                                                  ========     ========     ========     ========


The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2000 and September 30, 2001 is as follows:

                                                                                 Accumulated
                                   Pension         Foreign                           Other
                                  Liability       Currency       Derivative      Comprehensive
                                  Adjustment     Translation     Instruments     Income (loss)
                                  ----------     -----------     -----------     -------------
Balance at December 31, 2000       $    (43)      $(10,817)       $      0         $(10,860)

Current period other
   comprehensive (loss)                  --         (1,809)            200           (1,609)
                                   --------       --------        --------         --------

Balance at September 30, 2001      $    (43)      $(12,626)       $    200         $(12,469)


9.   Segment Information

     A summary of the Company's operations by geographic area follows:

                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                    2001         2000         2001         2000
                                                  --------     --------     --------     --------

Sales to unaffiliated companies:

     Europe                                       $ 20,668     $ 19,306     $ 66,223     $ 61,218
     North America                                  10,574       12,318       38,395       37,882
     Asia-Pacific                                    5,370        5,120       15,782       14,636
                                                  --------     --------     --------     --------
          Total consolidated                      $ 36,612     $ 36,744     $120,400     $113,736
                                                  ========     ========     ========     ========





Transfers between geographic areas:

     Europe                                       $  9,307     $  8,324     $ 32,322     $ 28,426
     North America                                   4,086        3,316       10,924        9,945
     Asia-Pacific                                       44           10           50           47
                                                  --------     --------     --------     --------
          Total transfers                           13,437       11,650       43,296       38,418
          Eliminations                             (13,437)     (11,650)     (43,296)     (38,418)
                                                  --------     --------     --------     --------
          Total consolidated                      $      0     $      0     $      0     $      0
                                                  ========     ========     ========     ========


Operating Income (Loss):

     Europe                                       $  3,328     $  3,375     $ 12,076     $  9,943
     North America                                     410          494        2,280        2,894
     Asia-Pacific                                      520          224        1,368          533
     Corporate                                         (38)         163         (174)         564
                                                  --------     --------     --------     --------
          Total consolidated                      $  4,220     $  4,256     $ 15,550     $ 13,934
                                                  ========     ========     ========     ========

                                             September 30, 2001     December 31, 2000
                                             ------------------     -----------------

Identifiable assets:

     Europe                                       $107,524              $ 97,688
     North America                                  31,608                30,858
     Asia-Pacific                                   17,146                15,848
                                                  --------              --------
          Total consolidated                      $156,278              $144,394
                                                  ========              ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes related thereto appearing in
Item 1. Financial Statements.

     On April 12, 2000, the Company completed its acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A. ("Calzoni"), a wholly owned subsidiary of Intek S.p.A., effective as of April 1, 2000. The cash purchase price was $4,015,000 ($5,354,000 net of cash acquired and debt assumed). Calzoni designs, manufactures and distributes radial piston oil-pressure motors for industrial hydraulics applications, and is located in Bologna, Italy. The acquisition has been accounted for utilizing the purchase method of accounting, and the operating results of Calzoni have been included in the operating results of the Company from April 1, 2000. Goodwill of $838,000 is being amortized by the straight-line method over 30 years. Certain references herein are made to results on a "Pre-acquisition" basis. Such references reflect results excluding the impact of the Calzoni acquisition.

     Although the Company reports its financial results in U.S. dollars, approximately 70% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported net sales, as well as the cost of goods sold, gross profit and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The table below summarizes the results of operations for the three and nine months ended September 30, 2001 at the actual currency rates utilized for the period and as adjusted utilizing the currency rates in effect for the comparable period of 2000.

                                        (US dollars in thousands)
                          Three Months Ended                  Nine Months Ended
                          September 30, 2001                 September 30, 2001
                     ------------------------------     ------------------------------
                        Adjusted Utilizing 2000            Adjusted Utilizing 2000
                     As Reported     Currency Rates     As Reported     Currency Rates
                     -----------     --------------     -----------     --------------
Net Sales             $ 36,612          $ 37,628         $120,400          $126,208

Gross Profit            12,873            13,230           42,466            44,630

SG&A Expenses            8,653             8,897           26,916            28,258

Operating Income         4,220             4,332           15,550            16,371


RESULTS OF OPERATIONS

Third Quarter September 30, 2001 Compared with Third Quarter ended September 30, 2000

     The Company's net sales decreased 0.4% to $36.6 million in the three months ended September 30, 2001 from $36.7 million for the same period in 2000. During the same period, net sales in Europe increased 6.8% to $20.7 million from $19.3 million; net sales in North America decreased 14.3% to $10.6 million from $12.3 million; and net sales in Asia-Pacific region increased 4.7% to $5.4 million from $5.1 million. The primary reason for the decreased volume in the third quarter of 2001 compared with the third quarter of 2000 is the continued decline of general economic conditions, and the hydraulics market specifically, in the Company's North American segment, combined with a continued strong US dollar against most of the functional currencies utilized by the Company's operations in Europe and the Asia-Pacific segments. Partially offsetting these factors were strong revenues in the Company's European segment, particularly in France and Germany, and the Company's continued success in securing new business in the Asia-Pacific segment.

     The Company's gross profit increased to $12.9 million for the quarter ended September 30, 2001 from $12.7 million in the same period of 2000. Gross profit as a percentage of net sales increased to 35.2% in the quarter ended September 30, 2001 from 34.7% in the comparable period of 2000. The increased gross profit, both in actual dollars and as a percent of net sales, was primarily attributable to cost efficiencies in the Company's manufacturing facilities, partially offset by increased spending by the Company for new product development as compared to the spending levels in the same period of 2000, combined with the impact of the higher costs for the Company's European and Asia-Pacific operations to acquire products denominated in US currency versus previous periods.

     Gross profit in Europe increased 2.2% to $8.1 million for the three months ended September 30, 2001 from $7.9 million in the same period of 2000. Gross profit in North America of $3.1 million was equal to the gross profit recorded in the comparable period of 2000. Asia-Pacific gross profit increased 11.5% to $1.9 million in the period versus gross profit of $1.7 million in the comparable period of 2000.

     Selling, general and administrative ("SG&A") expenses increased by 2.0% to $8.7 million for the quarter ended September 30, 2001 versus the quarter ended September 30, 2000. These expenses as a percentage of net sales were 23.6% for 2001 as compared to 23.1% for 2000. The increase in these expenses as a percentage of net sales for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 is due primarily to additional headcount added at several European locations to support and grow sales revenues.

     Operating income decreased to $4.2 million in the three month period ended September 30, 2001 from $4.3 million in the comparable period of 2000. Operating income as a percentage of net sales of 11.5% in the quarter ended September 30, 2001 was slightly below the 11.6% recorded in the quarter ended September 30, 2000. The changes in exchange rates had the effect of decreasing operating income for the period by $0.1 million.

     Other income was recorded in the quarter ended September 30, 2001 of $207,000 versus other income of $27,000 for the comparable period of 2000. The increase in other income was the result of recognition of non-cash currency gains on inter-company loans for the quarter ended September 30, 2001, versus gains of lesser amounts recorded on these transactions in the comparable period of 2000.

     Net interest income was $233,000 for the quarter ended September 30, 2001, as compared to net interest income of $342,000 for the comparable period in 2000 due to lower interest rates on investable cash balances, particularly in the Company's European operations.

     The effective tax rate for the three months ended September 30, 2001 was 30.9% compared with 28.8% for the three months ended September 30, 2000. The higher effective tax rate resulted from taxes recorded in the Company's operations in Japan, which had utilized operating loss carryforwards in the same period of 2000 to offset income.

Nine months ended September 30, 2001 Compared with Nine months ended September 30, 2000

     The Company's net sales increased 5.9% to $120.4 million in the nine months ended September 30, 2001 from $113.7 million for the same period in 2000. Pre-acquisition net sales increased 3.5% to $111.1 million for the nine months ended September 30, 2001 as compared to Pre-acquisition net sales of $107.3 million for the same period in 2000. During the same period, net sales in North America increased 1.4% to $38.4 million from $37.9 million; net sales in Europe increased 8.2% to $66.2 million from $61.2 million (Pre-acquisition net sales in Europe increased 3.8% to $56.9 million); and net sales in the Asia-Pacific region increased 7.8% to $15.8 million from $14.6 million. The primary reason for the increased volume recorded year to date 2001 compared with the same period in 2000 is the strong product demand for all of the Company's products in Europe, combined with the impact of the Calzoni acquisition. Also impacting revenues was the continuing recovery of the economies in the Asia-Pacific region, combined with the Company's increased efforts to further penetrate those markets. Partially offsetting these increases was the continued strengthening of the US dollar against most of the functional currencies utilized in the Company's European operations for the nine months ended September 30, 2001 as compared to the same period in 2000.

     The Company's gross profit increased 7.8% to $42.5 million for the nine months ended September 30, 2001 from $39.7 million in the same period of 2000. Gross profit as a percentage of net sales increased to 35.2% for year to date 2001 from 34.9% in the comparable period of 2000. Pre-acquisition gross profits were $40.1 million for the nine months ended September 30, 2001, up from $37.7 million in the same period of 2000, while Pre-acquisition gross profits as a percent of sales increased to 36.1% for 2001 versus 35.2% for the same period in 2000. The increased gross profit was primarily attributable to increased production at the Company's manufacturing facilities resulting from the volume demand realized and the impact of the Calzoni acquisition, combined with the impacts of cost reductions made throughout 2001 and prior fiscal years. Partially offsetting these increases was the increased spending for new product development and the increased cost of the Company's European and Asia-Pacific operations to acquire goods manufactured in the US due to the continued strengthening, during 2001, of the US dollar against the functional currencies utilized by the Company's overseas operations.

Gross profit in North America increased 1.1% to $10.4 million for the nine months ended September 30, 2001 from $10.3 million in the same period of 2000. Gross profit in Europe of $27.2 million increased 11.8% or $2.9 million versus gross profit recorded in the comparable period of 2000 (Pre-acquisition gross profits increased 11.1% to $24.9 million). Asia-Pacific gross profit increased 9.2% to $5.3 million from $4.9 million.

     Selling, general and administrative ("SG&A") expenses increased 4.5% to $26.9 million for the nine months ended September 30, 2001 from $25.8 million for the nine months ended September 30, 2000. SG&A expenses as a percentage of net sales were 22.4% (22.8% on a Pre-acquisition basis) for 2001 as compared to 22.6% for 2000. The increase in these expenses for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 is due primarily to increased headcount added to support and grow sales revenues.

     Operating income increased 11.6% to $15.6 million in the nine month period ended September 30, 2001 from $13.9 million in the comparable period of 2000. Pre-acquisition operating income increased 13.3% to $14.8 million for the nine months ended September 30, 2001 as compared to $13.1 million for the comparable period in 2000. Operating income as a percentage of net sales increased to 12.9% in the nine months ended September 30, 2001 from 12.3% in the nine months ended September 30, 2000. The changes in exchange rates had the effect of decreasing operating income for the period by $0.8 million.

     Other income was recorded in the nine months ended September 30, 2001 of $171,000 as compared to other income of $170,000 for the comparable period of 2000. The other income recorded in both periods represents the recognition of non-cash currency gains on inter-company loans.

     Net interest income was $707,000 for the nine months ended September 30, 2001, as compared to net interest income of $475,000 for the comparable period in 2000, due to higher investable cash balances and improved treasury management practices.

     The effective tax rate for the nine months ended September 30, 2001 was 29.7% compared with 29.3% for the nine months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

(US dollars in thousands)
                                                    Nine months ended September 30,
                                                          2001         2000
                                                        --------     --------
Cash & Cash Equivalents                                 $ 38,284     $ 32,947
Net cash provided by operating activities                 14,022       11,419
Net cash used in investing activities                     (8,066)      (6,405)
Net cash provided by (used in) financing activities        1,637       (2,378)
Effect of exchange rate changes on cash                   (1,406)        (863)

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

Net cash provided by operating activities for the nine months ended September 30, 2001 increased to $14.0 million from $11.4 million for the same period in 2000. The $2.6 million increase in net cash provided by operating activities for the nine months ended September 30, 2001 compared to the comparable period in 2000 was attributable to a $1.2 million increase in net income, combined with a $1.0 million decrease in cash utilized for working capital, a $0.4 million increase in depreciation and a $0.1 million increase in deferred income taxes. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

Net cash used in investing activities was $8.1 million for the nine months ended September 30, 2001, compared to $6.4 million for the same period in 2000. Investing activities in the nine month period ended September 30, 2001 consisted of investment in manufacturing equipment for the Company's five production facilities of $6.9 million, a payment to the former owners of Lokomec Oy under the terms of the earn-out agreement of $0.7 million and an investment in Denison Shanghai of $360,000.

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2001 as compared to cash utilized totaling $2.4 million for financing activities for the same period in 2000. The increase of $4.0 million in cash provided by financing activities for the nine months ended September 30, 2001 as compared to the same period in 2000 was primarily attributable to borrowings made to facilitate a payment to the former owners of Lokomec, under the terms of the purchase agreement and borrowings to facilitate working capital requirements in the Company's subsidiaries, as compared to cash repayments on the Company's lines of credit and funds used for the re-purchase of stock during the comparable period of 2000.

The effect of exchange rate changes on cash and cash equivalents was $1.4 million and $0.9 million for the nine months ended September 30, 2001 and 2000, respectively. As approximately 70% of the Company's business is transacted in currencies other than the US dollar, foreign currency fluctuations potentially can have a significant impact on dollar reported balances for the Company. The $0.5 million increase in the exchange rate impact on cash and cash equivalents is attributable to a strengthening, during the first nine months of 2001, of the US dollar against most of the functional currencies earned by the Company in its European and Asia-Pacific operations, as compared to the first nine months of 2000.

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

EXPOSURE TO CURRENCY FLUCTUATIONS

     A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, equivalent European euro currencies and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. For the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, for example, the Company experienced a Pre-acquisition 10.0% increase in net sales in the European region (denominated in local currencies); however, the dollar-translated Pre-acquisition net sales figures actually showed a net increase of only 3.8% due to the fluctuation of the dollar against the local currencies. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the Company currently engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may not do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

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

ORDER RECEIPTS AND BACKLOG

     Worldwide customer order receipts were $117.7 million for the nine months ended September 30, 2001, a 5.0% decrease over the same period in 2000. On a volume basis, utilizing constant currency exchange rates, order receipts for the nine months ended September 30, 2001 were $123.7 million and represent a 0.3% decrease over the nine months ended September 30, 2000. The worldwide backlog of unshipped orders at September 30, 2001 totaled $28.6 million, a $6.7 million or 19.0% decrease versus the backlog at September 30, 2000, and a $3.9 million or 12.0% decrease versus the order backlog at December 31, 2000.

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

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:


     Exhibit.2.1 -  Contract dated November 8, 2000 by and between Denison
                    Hydraulics Limited, Hong Kong and Shanghai Hydraulics & Pneumatics Corporation for the establishment of Shanghai Denison Hydraulics Components Limited. *


     (b) Reports on Form 8-K

          None.


* Filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

Index To Exhibits



Exhibit No.         Description
-----------         -----------

Exhibit 2.1 Contract dated November 8, 2000 by and between Denison Hydraulics Limited, Hong Kong and Shanghai Hydraulics & Pneumatics Corporation for the establishment of Shanghai Denison Hydraulics Components Limited. *

* Filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DENISON INTERNATIONAL plc



Date  November 14, 2001                 By /s/ Bruce A. Smith
      -----------------                    ------------------------------
                                           Bruce A. Smith
                                           Director and Chief Financial Officer