Form 10-K
period 2001-12-31
DENISON INTERNATIONAL PLC
filed 2002-04-01
CIK 1042598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        Mark One

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________
                       Commission file number: 000-29358

                            DENISON INTERNATIONAL PLC
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

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

   Securities registered or to be registered pursuant to Section 12(b) of the
                                   Act.: None

Securities registered or to be registered pursuant to Section 12(g) of the Act:
   American Depositary Shares (as evidenced by American Depositary Receipts), each representing one Ordinary Share, $0.01 par value of the registrant

                                (title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 27, 2002 was $158,623,185.

     The number of outstanding shares of each of the registrant's classes of capital or common stock as of March 27, 2002 was as follows:

                   10,563,950 Ordinary Shares, $0.01 par value
                7,015 `A' Ordinary Shares, (pound)8.00 par value

     Documents Incorporated by Reference

     The Registrant's Definitive Proxy Statement on schedule 14A relating to the Annual Meeting of Shareholders to be held on May 28, 2002 is incorporated by reference in Part I and Part III of the Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I

  Item 1.   Business...........................................................2
  Item 2.   Properties........................................................12
  Item 3.   Legal Proceedings.................................................13
  Item 4.   Submission of Matters to a Vote of Security Holders...............13
  Item 4A.  Executive Officers of the Company.................................13

PART II

  Item 5.   Market for the Company's Common Equity And Related Stockholder
               Matters........................................................13
  Item 6.   Selected Consolidated Financial Data..............................14
  Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................15
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........24
  Item 8.   Financial Statements and Supplementary Data.......................24
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................49

PART III

  Item 10.  Directors and Officers of the Registrant..........................49
  Item 11.  Executive Compensation............................................49
  Item 12.  Security Ownership of Certain Beneficial Owners and Management....49
  Item 13.  Certain Relationships and Related Transactions....................49

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...49

SIGNATURES....................................................................53

SCHEDULE II..................................................................F-1

EXHIBIT INDEX................................................................E-1


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

     The Company publishes annual reports containing annual audited consolidated financial statements and opinions thereon by independent public auditors. Such financial statements are prepared on the basis of accounting principles generally accepted in the United States ("US GAAP") expressed in U.S. dollars. The Company has published quarterly updates containing unaudited financial information prepared on the same basis as its audited US GAAP consolidated financial statements.

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

     The Company focuses on the specialty segment of the hydraulic power market and works closely with its customers to meet their specified performance objectives. Denison's product offerings include a wide variety of piston pumps and motors; vane pumps and motors; manifold systems; pressure, directional and proportional valve products; radial piston motors; and electronic control products. Denison's products enjoy excellent brand recognition and significant market share in certain sectors of the market targeted by the Company. The Company markets and sells its products primarily through a global network of regional sales and service subsidiaries, independent fluid power equipment distributors and, to a lesser extent, directly to end-users. In the United States, the Company relies primarily on independent fluid power distributors that also distribute other products that do not generally compete with Denison's. In Europe and Asia, Denison primarily sells its products directly to OEMs through its regional sales and service subsidiaries. For certain information concerning the Company's revenue, operating profit and identifiable assets attributable to each of the Company's geographical market segments, see
Note 16 of "Notes to Consolidated Financial Statements".

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

     The Company was incorporated in England and Wales as a private company limited by shares in March 1993 and was re-registered as a public limited company on July 28, 1997. On August 8, 1997, the Company completed an initial public offering in which it issued and sold 450,000 Ordinary Shares at $16.00 per share. The net proceeds from the offering were $4,480,000. In December 1998 the Company acquired 100% of the shares of Lokomec Oy, a manufacturer and distributor of highly engineered manifold systems located in Tampere, Finland. In April 2000 the Company acquired 100% of the shares of Riva Calzoni Oleodinamica, a manufacturer and distributor of radial piston motors located in Bologna, Italy. During 2000 the Company entered into an agreement whereby the Company acquired ownership of a business in Shanghai, China that manufactures certain vane motors; this agreement became effective

June 2001. In December 2001 the Company's U.S. subsidiary acquired the assets of a distributor located in Anaheim and Sacramento, California. The Agreement became effective in June, 2001.

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

Products

     The Company designs, manufactures, sells and services a broad range of components for use in hydraulic fluid power systems, as well as complete hydraulic fluid power systems, for applications with high reliability, performance, precision and durability requirements. The Company's primary products are piston pumps and motors, vane pumps and motors, manifolds, radial piston motors, and valves. In 2001, vane pumps and motors accounted for 29.5% of the Company's net sales, piston pumps and motors accounted for 27.9% of the Company's net sales, valves accounted for 19.8% of the Company's net sales, radial piston motors accounted for 8.3% of the Company's net sales, and manifolds accounted for 5.0% of the Company's net sales. In addition, the Company manufactures electronic control products and certain other components and accessories used in hydraulic systems and are classified as other products. Other product sales accounted for 9.5% of the Company's net sales during 2001.

     The markets served by the Company are substantial and diversified, with no single customer accounting for more than 4% of its net sales in 2001. The Company's products are used in many different industrial, mobile and marine applications, including mining machinery, drilling equipment, excavators, cranes, machine tools, die casting and plastics processing machinery.

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

     All Denison piston pumps are manufactured at the Company's Marysville, Ohio facility. During 2001, the Marysville plant produced and shipped in excess of 13,000 units.

     Vane Pumps and Motors. Vane pumps and motors are ideal for applications that require a fixed displacement in which the pressure produced does not need to be adjusted during operation. Vane pumps and motors typically produce a low noise level and are ideal for applications which require low noise output, such as garbage trucks, injection-molding machines and other devices found in workplaces where OSHA regulations mandate reduced noise levels. In addition, due to their simpler design, vane pumps and motors are less susceptible than piston products to contamination from impurities in the hydraulic system, a feature that makes vane pumps and motors ideal for use in steel production and mining, which produce many contaminants.

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

     All Denison vane pumps are manufactured at the Company's Vierzon, France and Shanghai, China facilities. During 2001, the Company produced and dispatched in excess of 68,000 units.

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

     All Denison radial piston motors are manufactured in the Company's Bologna, Italy facility. During 2001, the Bologna facility produced approximately 7,500 radial piston motors.

Manifolds

     Manifolds are machined steel or aluminum blocks, which act as housing for surface mounted, or cartridge valves, which control the operation of a wide variety of hydraulic equipment such as presses, bailers, lifting devices, and mobile machinery and equipment. Manifolds are utilized in conjunction with pumps, motors, cylinders, and valves to form a complete hydraulic system.

     Systems are a growing trend in the hydraulics industry as customers are essentially outsourcing the hydraulics engineering expertise and component integration to a single supplier offering a complete "package". The manufacture and sale of manifolds offers the Company an avenue to utilize its engineering expertise to sell additional valves, which are often not competitive if sold as individual items. Substantially all of Denison's manifolds are manufactured at the Company's Tampere, Finland facility. During 2001, the Tampere factory produced and sold in excess of 10,000 manifolds.

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

     All Denison valves are manufactured at the Company's Hilden, Germany plant, with the exception of a line of pressure control valves, manufactured for Denison by a Swiss company, and a line of cartridge valves, manufactured for Denison by an English company. In each case, the manufacturing company produces the valves using Denison's specification. During 2001, the Hilden factory supplied approximately 230,000 units, substantially all of which were manufactured at the Hilden factory.

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

     Denison's large installed customer base provides it with significant aftermarket sales of spare parts and services. The highest levels of aftermarket service are piston pumps, which tend to be more complex and require more maintenance than vane pumps. Approximately 148,000 piston pumps and 508,000 vane pumps have been manufactured by Denison and are currently in use and therefore may be subject to service. In 2001, 12.2% of the Company's net sales were derived from aftermarket services, primarily the sales of spare and replacement parts.

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

     As of December 31, 2001, Denison's research and development staff consisted of a total of 62 employees. Thirty three of these employees conduct research and development on piston pumps and motors at Denison's Ohio facility; ten focus on research and development related to vane pumps and motors at Denison's France facility; five focus on research and development related to manifolds at Denison's Finland facility; six focus on research and development related to radial piston motors at Denison's Italy facility; and fourteen perform research and development on industrial valves at Denison's Germany facility. The main activities of the research and development staff involve developing new concepts and new product designs, and modifying and improving existing products and designing variations of existing products to suit specific customer needs. Denison currently has no plans to significantly change the number of its R&D employees. Denison incurred research and development costs of $5.2 million, $5.0 million and $4.4 million in the years ended December 31, 2001, 2000 and 1999, respectively.

Manufacturing and Suppliers

     The Company's production facilities are located in Marysville, Ohio; Vierzon, France; Shanghai, China; Bologna, Italy; Tampere, Finland and Hilden, Germany. The Marysville plant manufactures piston pumps and motors, the Vierzon plant manufactures vane pumps and motors, the Shanghai plant manufactures vane motors, the Bologna plant manufactures radial piston motors, the Tampere plant manufactures manifolds, and the Hilden plant manufactures valves. The manufacturing plants have undergone significant upgrade and rationalization in recent years and are in superior manufacturing condition. Currently, the facilities are operated in two to three shifts with the possibility of increasing capacity with existing machinery by increasing working hours. Approximately 35% of the manufacturing workforce is dedicated to the production of vane pumps and motors, 23% to the production of piston pumps and motors, 21% to the production of valves, 15% to the production of radial piston motors, and 6% to the production of manifolds. Each facility is equipped with testing equipment to maintain the Company's high quality control standards. The Company's manufacturing facilities in Ohio, France, Italy, Finland and Germany are ISO9001 certified.

     The Company manufactures internally virtually all of the high value-added or quality critical components such as the rotating groups, body components and controls used to build its products. The Company has computerized numerically controlled type flexible machinery and equipment that is organized in a series of work cells, utilizing just-in-time production scheduling techniques. The Company has spent in excess of $29.0 million on new production equipment in the last four years. As a result of these investments, significant gains in productivity efficiency have been realized. Management believes that the improvement programs in progress will further add to efficiency and promote cost reductions, particularly in piston pump, radial piston motor and valve production.

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

Sales and Marketing

     Denison has an extensive and well-trained international sales network comprised of 16 regional sales and service subsidiaries and 192 independent fluid power equipment distributors in 52 countries. Distributors buy products from the Company and resell them to end-users. To a small extent, other manufacturers' products are distributed through the Company's channels; however, the Company's distributors do not typically carry products that compete with the Company's products. Denison's sales and service subsidiaries are full service offices engaged in the customized modification, design, manufacture, packaging, sale and servicing of the Company's hydraulic components and systems. Typically, the sales and service subsidiaries as well as the distributors are staffed with professional engineers who are capable of designing hydraulic systems to meet the requirements of customers' applications. The network is divided into three main geographical regions: Europe, North America and the Asia-Pacific region.

     The Company's sales and marketing network in North America is comprised of 46 sales and marketing employees, as well as 40 independent distributors. Denison's regional sales and service subsidiaries are located in 16 countries around the world, including Germany, the United Kingdom, France, Italy, Scandinavia, Spain, Singapore, China, Japan and Australia. Denison's plants supply pumps, motors, manifolds and valves to its regional subsidiaries, which maintain small inventories of the components and parts with the highest customer demand. Each of the regional subsidiaries has the capacity to modify or convert pumps, motors and valves on-site to meet specific needs of customers, thus allowing the subsidiaries to offer a flexible product line without maintaining an extensive inventory. The regional subsidiaries also have sophisticated test rigs to permit on-site diagnosis and repair of Denison products. Together with the additional 192 distributors throughout the world, the regional subsidiaries constitute an international sales network providing extensive support in application engineering, service and repair parts for Denison products worldwide.

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

Customers

     Denison's broad base of well-known customers in the hydraulics industry in the United States, Europe and the Asia-Pacific region attests to the high reliability and quality of the Company's products. In 2001, Denison's top ten OEM and direct end-user customers accounted for approximately 12% of net sales, and the top ten customers overall accounted for approximately 11% of net sales. The markets served by the Company are substantial and diversified, with no single customer accounting for more than 4% of the Company's net sales in 2001.

     The Company's products are primarily utilized in industrial, mobile and marine applications. Industrial applications involve equipment that generally is stationary in factories or processing plants, such as presses, injection molding equipment, power units, drilling equipment, test stands, mining machinery, metal-forming and metal-cutting machinery and machine tools. The requirements of the industrial marketplace are more demanding than most mobile applications since industrial equipment typically operates at significantly higher cycles. The Company's products are designed to meet these operating imperatives. Denison's industrial customers include Cincinnati Milacron (machine tools and injection molding equipment); Ingersoll-Rand and Driltech (rotary drills); General Electric and Solar Turbines (power generation); Harris Waste Management (refuse handling equipment); Kershaw Manufacturing (presses and boilers); and Husky (injection molding equipment).

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

     End users who purchase the Company's products through distributors include Bethlehem Steel and Kaiser Aluminum (primary metals); Boeing and Textron (aerospace); Boise Cascade and Roseberg Forest Products (pulp and paper industry); and Westinghouse and Stewart & Stevenson (power generation). Other major customers include large OEMs such as Grove Manufacturing and Tamrock in the United States; Grange (France), Hagglund & Soner AB (Sweden), Krupp (Germany); and IHI, Kawasaki and Mitsubishi in Japan.

Backlog

     The Company's backlog of unfilled firm orders was $24.2 million at December 31, 2001, compared with $32.4 million at December 31, 2000. The Company estimates that approximately 98% of the December 31, 2001 backlog will be filled by December 31, 2002.

Competition

     The hydraulics industry is highly fragmented and intensely competitive. The Company competes primarily on the basis of the performance, quality and durability of its products, as well as the availability of aftermarket support through its regional sales and service subsidiaries and through its network of independent fluid power equipment distributors.

     The Company competes with divisions of large corporations, such as Bosch/Rexroth and divisions of Eaton and Parker Hannifin, as well as companies with more limited product lines. Some of the Company's competitors are larger and have greater financial and other resources than the Company and thus can better withstand adverse economic or market conditions as compared to the Company. In addition, companies not currently in direct competition with the Company may introduce competing products in the future.

     The Company has a large number of competitors, some of which are full-line producers and others that are niche suppliers like the Company. The most significant competitors market globally. In addition, the Company faces competition from a number of local companies in regional markets. Full-line producers have the ability to provide integrated hydraulic systems to customers, including components functionally similar to those manufactured by the Company. There has been some consolidation activity in recent years, with large, full-line producers filling out their product lines with the acquisition of smaller, privately held producers. The Company's main competitors by product include Bosch/Rexroth, Oilgear, Hydrakraft and Parker Hannifin (piston products); Eaton, Atos and Parker Hannifin (vane products); and Bosch/Rexroth, Eaton, Atos and Parker Hannifin (valve products). In addition, various small regional companies compete with the Company's manifold and radial piston motor product lines.

Employees

     As of December 31, 2001, the Company had 1,156 full-time employees, including 606 employees in manufacturing and operations, 62 employees in product development, 334 employees in sales and marketing and 154 employees in management and administration. In addition, the Company utilizes the services of up to approximately 70 temporary employees. Of the Company's full-time employees, 245 are working in the United States, 184 in Germany, 264 in France, 122 in Italy, 105 in China, 51 in Finland and the remainder in the Company's sales and service facilities. The Company considers its relations with its employees to be satisfactory.

     A collective bargaining agreement with the International Association of Machinists and Aerospace Workers AFL-CIO/CLC, Denison Lodge 427, District Lodge 28, which covers all hourly-paid production and maintenance employees in the Company's Marysville, Ohio facility (120 employees overall) expires in June 2002. Management at the US facility knows of no grievances, which are likely to threaten work stoppage. The French facility has a collective bargaining agreement, the "Convention Collective de la Metallurgie," which covers all employees and is mandatory in French companies which engage in activities such as those of the Company. The non-management personnel are represented by several unions. While the German facility is not directly subject to collective bargaining agreements, it does adopt certain provisions of collective bargaining agreements applicable to the metalworking industry in its employment contracts. Such provisions relate to matters such as working conditions, wages and year-end bonuses. The Italian facility is covered under the National Collective Labor Agreement ("NLCA"), which covers all employees and is mandatory in Italian companies, which engage in activities such as those of the Company. The NLCA includes collective bargaining agreement provisions relating to issues such as wage and salary arrangements, working conditions and other matters. Management at each of the facilities believes labor relations to be good.

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

     Investigations of the Company's European facilities have identified areas of contamination and some practices, which may be in violation of applicable regulations. The Company is in the process of determining whether any remediation and/or any changes in current practices are necessary. There can be no assurance that remediation of these facilities will not be required or that fines or sanctions will not be imposed on the Company for violations of environmental law, if any are determined to exist. While management does not believe that compliance with environmental requirements is likely to have a material adverse effect on the Company, there can be no assurance that future additional environmental compliance or remediation obligations will not arise at one or more of the Company's facilities or that such obligations could not have a material adverse effect on the Company's financial condition or results of operations. The Company has an accrual of $1.3 million at December 31, 2001 for anticipated future costs related to environmental liabilities. See Note 15 of Notes to Consolidated Financial Statements.

Patents and Trademarks

     The Company believes that the growth of its business is dependent upon the quality of its products, its ability to produce products that meet the requirements of its customers and its relationships in the marketplace, rather than the extent of its patents and trademarks. The Company currently has over 100 patents and has been granted approximately 600 patents since its inception. The loss of any single patent is not likely to have a material adverse effect on the Company's business, financial condition and results of operations. In addition the "Denison" name, as well as other brand names, are trademarked throughout the world.

ITEM 2.  PROPERTIES

     Denison has administrative, sales and manufacturing facilities located in Marysville, Ohio; Vierzon, France; Shanghai, China; Bologna, Italy; Tampere, Finland; and Hilden, Germany. The facilities in the United States, France, Finland and Germany are owned by the Company and occupy 170,000, 174,100, 120,000 and 146,600 square feet, respectively. The Company's facility in Bologna, Italy is a leased facility occupying 120,000 square feet. The Company's facility in Shanghai, China is a leased facility occupying 12,300 square feet. The Marysville plant manufactures piston pumps and motors, the Vierzon plant manufactures vane pumps and motors, the Bologna plant manufactures radial piston product, the Shanghai plant manufactures vane motors, the Tampere plant manufactures manifolds, and the Hilden plant manufactures valves. The manufacturing plants have undergone significant upgrading and rationalization in recent years and are in superior manufacturing condition. Each facility is equipped with testing equipment to maintain the Company's high quality control standards. The Company's manufacturing facilities in Ohio, France, Italy, Finland and Germany are ISO9001 certified.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the name and position of the executive officers of the Registrant.

                                                             Present Office Held
Name                 Age     Position                               Since
----                 ---     --------                               -----

J. Colin Keith       57      Chairman of the Board of               1993
                             Directors

David L. Weir        48      Chief Executive Officer,               1997
                             President and Director

Anders C.H. Brag     49      Managing Director and Director         1993

Bruce A. Smith       46      Chief Financial Officer and            1998
                             Director

Paul G. Dumond       47      Company Secretary                      1993

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal trading market for the Company's securities is ADSs listed on the Nasdaq National Market. The Company's ADSs have traded in the U.S. since August 8, 1997 under the symbol "DENHY". Each ADS represents one Ordinary Share, par value $0.01 per Ordinary Share. Each ADS is evidenced by an ADR. Bankers Trust Company is the Depositary for the ADRs. As of December 31, 2001, 10,114,303 ADSs were held by 17 registered ADR holders. The largest holder, The Depository Trust Company, holds 5,322,992 ADSs representing 56 participants. At the annual meeting of shareholders held on May 22, 2001, the shareholders granted authority to the Company to repurchase up to 1,056,395 shares of the Company's stock at market prices. No purchases were made by the Company in 2001. (See Note 9 of Notes to Consolidated Financial Statements).

     The following table shows the high and low sales prices of the ADSs on the Nasdaq National Market for each quarterly period for the two years ended December 31, 2001.

                                        Price per ADS (US$)
                                        -------------------
     Quarterly Period Ended             High            Low
     ----------------------             ----            ---

     March 31, 2000                     $15.00        $ 8.50
     June 30, 2000                       13.25          9.88
     September 30, 2000                  14.25         12.00
     December 31, 2000                   15.07         12.88
     March 31, 2001                      19.00         13.38
     June 30, 2001                       18.75         14.80
     September 30, 2001                  17.75         14.40
     December 31, 2001                   16.60         13.30

     At March 27, 2002, the last reported price for an ADS on the Nasdaq National Market was $20.30.

     The Company has never declared or paid dividends on its Ordinary Shares. The Company currently intends to retain its earnings to finance the growth and development of its business and, consequently, does not anticipate paying any dividends on the Ordinary Shares in the foreseeable future. Under the Companies Act 1985, as amended, of Great Britain (the "Companies Act"), dividends are payable on the Ordinary Shares only out of profits available for distribution determined in accordance with accounting principles generally accepted in the United Kingdom, which differ in certain respects from US GAAP. In addition, certain of the Company's financing agreements restrict the Company's ability to pay dividends to its shareholders and it is anticipated that future-financing agreements will have similar restrictions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for each of the five years in the period ended December 31, 2001 are derived from the Consolidated Financial Statements of the Company. The selected consolidated financial data of the Company set forth below are qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements, Related Notes and other financial information included in this Form 10-K.

Consolidated Statement of Operations Data:

                                                            Year Ended December 31,
                                    2001             2000            1999             1998             1997
                                    ----             ----            ----             ----             ----
                                                            (Dollars in thousands)
Net sales                      $    155,446     $    153,095    $     135,543    $     145,253    $    148,388
Cost of sales                       100,207           99,993           90,430           90,917          94,008
                               ------------     ------------    -------------    -------------    ------------
Gross profit                         55,239           53,102           45,113           54,336          54,380
Selling, general
  and administrative
  Expenses                           36,689           34,735           31,966           33,028          33,618
                               ------------     ------------    -------------    -------------    ------------
Operating income                     18,550           18,367           13,147           21,308          20,762
Other income/(expense)                  109              279               (693)             0           2,175
Interest income, net                  1,258            1,030              354                938            218
                               ------------     ------------    -------------    ---------------  -------------
Income before taxes                  19,917           19,676           12,808           22,246          23,155
Provision for income
  Taxes                               6,195            5,917            4,522            5,956           3,367
                               ------------     ------------    -------------    -------------    ------------
Net income                     $     13,722     $     13,759    $       8,286    $      16,290    $     19,788
                               ============     ============    =============    =============    ============
Basic earnings per share       $       1.30     $       1.25    $         .75    $        1.47    $       1.84
                               ============     ============    =============    =============    ============

Diluted earnings per share     $       1.30     $       1.25    $         .74    $        1.46    $       1.82
                               ============     ============    =============    =============    ============


Consolidated Balance Sheet Data:

                                                          At Ended December 31,
                                   2001             2000            1999             1998             1997
                                   ----             ----            ----             ----             ----
                                                         (Dollars in thousands)
Cash and cash
  equivalents                  $  43,245        $  32,097       $  31,174        $  35,799        $  30,337
Working capital                   72,623           67,812          66,533           66,432           63,834
Total assets                     156,815          144,394         128,820          143,457          107,493
Total debt (1)                    10,545            6,560           5,697           12,881            2,478
Total shareholders' equity        96,225           84,958          81,060           78,527           59,552

(1)  Total debt comprises bank lines of credit with a maturity of less than one year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with "Item 6. Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and the Notes related thereto appearing elsewhere in this Form 10-K.

     Although the Company reports its financial results in U.S. dollars, approximately 74% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported denominated income statement amounts in such foreign currencies when translated into U.S. dollars as compared to prior periods.

Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventories, warranty obligations and deferred tax assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for Doubtful Accounts

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

     The Company establishes reserves against its inventory for estimated obsolescence or unmarketable inventory based upon the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Warranties

     Products sold are generally covered by a warranty for a period of one year. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased profits.

Deferred Tax Assets

     Carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would result in a decrease in the Company's income tax expense in the Company's consolidated statement of operations. Management evaluates the extent to which it will realize the future benefits of the deferred tax assets annually and assesses the need for adjustments in its valuation allowances.

Results of Operations

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     The Company's net sales increased 1.5% to $155.4 million in fiscal 2001 from $153.1 million in fiscal 2000. During the same period, net sales in North America decreased 1.6% to $48.1 million from $48.9 million; net sales in Europe increased 2.6% to $85.3 million from $83.1 million; and net sales in Asia-Pacific region increased 4.7% to $22.0 million from $21.0 million. Strong demand for the Company's products in the European and Asia-Pacific regions, combined with a full year of sales revenues from the Company's operations in Bologna, Italy, acquired in April of 2000, were the primary reasons for the increased revenues realized. Partially offsetting these factors were the decreased demand in the North American hydraulics market and the continuing impact of the strong dollar against a majority of the Company's functional currencies worldwide.

     Restated (at average exchange rates for fiscal 2000), net sales for fiscal 2001 were $161.3 million, a 5.4% increase versus 2000. The decreased sales revenue for the period attributable to the changes in exchange rate was $5.9 million. Restated (at average exchange rates for fiscal 2000), net sales for fiscal 2001 for the Company's European operations increased 6.9% to $88.8 million from $83.1 million; and net sales for fiscal 2001 for the Company's Asia-Pacific region increased 14.1% to $24.0 million from $21.0 million.

     The Company's gross profit increased to $55.2 million in fiscal 2001 from $53.1 million in fiscal 2000. Gross profit as a percentage of net sales increased to 35.5% in fiscal 2001 from 34.7% in fiscal 2000. The increased gross profit was primarily attributable to the impact of cost reductions implemented in the Company's manufacturing facilities during fiscal 2001 and fiscal 2000, partially offset by the impact of decreased production volume experienced in the later portion of fiscal 2001 as the Company adjusted its production volume to match worldwide demand. Also partially offsetting the cost reduction benefits was the continued impact of the strong US dollar, which results in higher acquisition costs for the Company's US manufactured products, particularly in Company's European sales companies.

     Gross profit in North America decreased less than 1 percentage point to $12.5 million in fiscal 2001 from $12.6 million in fiscal 2000. Gross profit in Europe increased 5.4% to $34.9 million in fiscal 2001 from $33.1 million in fiscal 2000, and Asia-Pacific gross profit increased 13.1% to $8.1 million in fiscal 2001 from $7.2 million in fiscal 2000. Restated (at average exchange rates for fiscal 2000), gross profit in Europe was $36.0 million, or a 8.8% increase over fiscal 2000, and gross profit in the Asia-Pacific region was $8.8 million, or a 22.3% increase over fiscal 2000. The total gross profit decrease for the period attributable to the exchange rate differences was $2.2 million. Restated (at average exchange rates for fiscal 2000), consolidated gross profit as a percentage of net sales increased to 35.6% for fiscal 2001 compared to 34.7% for fiscal 2000.

     Selling, General and Administrative ("SG&A") expenses increased 5.6% to $36.7 million for fiscal 2001 from $34.7 million for fiscal 2000. These expenses as a percentage of net sales were 23.6% for fiscal 2001 as compared to 22.7% for fiscal 2000. Restated (at average exchange rates for fiscal 2000), SG&A increased 9.7% to $38.1 million (23.6% of net sales) in fiscal 2001 from $34.7 million (22.7% of net sales) in fiscal 2000. The increase in these expenses for fiscal 2001 as compared to fiscal 2000 is due primarily to the impact of a full year of expenses for the Company's operations in Bologna, Italy, for which operations began in April 2000, and the operations in Shanghai, China, whose operations began in June 2001. In addition, the Company experienced increases in certain insurance costs during 2001, along with costs for headcount increases at certain locations to support higher sales volumes.

     Operating income increased 1.0% to $18.6 million in fiscal 2001 from $18.4 million in fiscal 2000. Operating income as a percentage of net sales for fiscal 2001 of 11.9% was in line with operating income as a percentage of net sales of 12.0% for fiscal 2000. Restated (at average exchange rates for fiscal 2000), operating income increased 5.1% to $19.3 million (12.0% of net sales) in fiscal 2001 from $18.4 million (12.0% of net sales) in fiscal 2000. The changes in exchange rates had the effect of decreasing operating income for the period by $0.8 million.

     Other income decreased to $0.1 million in fiscal 2001 from $0.3 million in fiscal 2000. The decrease in other income was the result of recognition of non-cash currency gains on inter-company loans at a lower level throughout fiscal 2001, than those recognized in fiscal 2000.

     Net interest income was $1.3 million in fiscal 2001 compared to $1.0 million of net interest income in fiscal 2000. The increase in interest income was primarily due to increased interest bearing cash balances held at the subsidiary level, partially offset by lower worldwide investment rates on the Company's cash balances.

     The effective tax rate for fiscal 2001 was 31.1% compared with 30.0% for fiscal 2000. This change is the result of year to date variations in the country sources of the Company's profits, in each case at tax rates that vary among jurisdictions. The provision for taxes increased 4.6% to $6.2 million in fiscal 2001 compared to $5.9 million in fiscal 2000. This provision as a percentage of net sales decreased to 4.0% in fiscal 2001 from 3.9% in fiscal 2000.

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

     SG&A expenses increased 8.7% to $34.7 million for fiscal 2000 from $32.0 million for fiscal 1999. These expenses as a percentage of net sales were 22.7% for fiscal 2000 as compared to 23.6% for fiscal 1999. The increase in these expenses was primarily the result of the Calzoni acquisition, while the decrease in these expenses as a percentage of net sales reflects cost control measures implemented in fiscal 1999 and fiscal 2000. Restated (at average exchange rates for fiscal 1999),

SG&A increased 16.4% to $37.2 million (22.8% of net sales) in fiscal 2000 from $32.0 million (23.6% of net sales) in fiscal 1999.

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

Liquidity and Capital Resources

                                                                   Year Ended and At December 31,
                                                      ---------------------------------------------------------
                                                             2001                2000               1999
                                                      ------------------ ------------------- ------------------
                                                                       (Dollars in thousands)
Cash & cash equivalents                                    $43,245              $32,097           $31,173
Net cash provided by operating activities                   21,238               16,576            13,246
Net cash used in investing activities                      (12,436)              (7,475)           (7,051)
Net cash provided by (used in) financing activities          4,130               (6,849)           (7,416)
Effect of exchange rate changes on cash                     (1,784)              (1,329)           (3,404)

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

     Net cash provided by operating activities for fiscal 2001 increased to $21.2 million from $16.6 million in fiscal 2000. The $4.6 million increase in net cash provided by operating activities for fiscal 2001 compared to fiscal 2000 was entirely attributable to a $4.6 million increase in cash provided from operating assets and liabilities. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

     Net cash used in investing activities was $12.4 million for fiscal 2001, compared to $7.5 million for fiscal 2000. Investing activities in 2001 consisted of the investment in manufacturing equipment for the Company's five production facilities and investments in equipment at the Company's sales locations for $9.9 million, and the final payment under the earn out provisions of the Purchase Agreement for the acquisition of Lokomec Oy for $1.5 million, along with the acquisition of the assets of a California distributor of the Company's U.S. subsidiary for $1.0 million. Several expansion projects, particularly at the Company's Marysville, Ohio, Vierzon, France and Bologna, Italy facilities, represented the primary utilization of cash for purchase of property, plant and equipment. The Company anticipates that it will incur approximately $7.0 million for capital expenditures for fiscal 2002, excluding any acquisitions of new businesses.

     Net cash provided by financing activities was $4.1 million for fiscal 2001 compared to net cash used of $6.8 million for fiscal 2000. Cash provided in fiscal 2001 by financing activities included $2.5 million of bank borrowings utilized for the final payment under the earn out provisions of the Purchase Agreement for the acquisition of Lokomec Oy and the assets acquired in California by the Company's U.S. subsidiary.

     The effect of exchange rate changes on cash and cash equivalents was a decrease of $1.7 million and $1.3 million for fiscal 2001 and fiscal 2000, respectively. As greater than two thirds of the Company's business is transacted in currencies other than the U.S. dollar, foreign currency fluctuations had a significant impact on dollar reported balances for fiscal 2001 compared to fiscal 2000. The $1.7 million impact of exchange rate changes on cash and cash equivalents was attributable to a continuing fiscal 2001 strengthening U.S. dollar against most of the functional currencies earned by the Company in its European operations. The average dollar-weighted foreign currency decrease for fiscal 2001 for the Company's European operations was 4.1%.

     In April 2001, the Company's Japanese subsidiary entered into a bank loan with a bank that provided $2.2 million for working capital and acquisitions. Borrowings under the agreement are secured by a guarantee by the Company. At December 31, 2001, $0.4 million was outstanding under the bank loan. Interest on the loan accrues at a rate of 1.75%. Interest on the loan is payable quarterly. The bank loan is due April 20, 2002.

     In May 1999, the Company's U.S. subsidiary entered into a revolving credit note with a bank that provides up to $15.0 million for working capital and acquisitions. Borrowings under the agreement are secured by a guarantee by the Company. At December 31, 2001 $0.4 million was outstanding under the note. Interest on the credit line, which is based on LIBOR plus 0.875% (2.751% at December 31, 2001), is payable monthly. The revolving credit note is due April 30, 2002. The Company expects to renew the revolving credit note prior to April 30, 2002.

     Short-term borrowings outside the United States under available informal credit facilities are typically a result of overdrafts. At December 31, 2001, the Company had an additional $ 0.8 million of other foreign debt outstanding. The Company also has an additional $3.0 million of unused foreign credit facilities. The banks may withdraw these facilities at any time. The weighted average interest rates on short-term borrowings as of December 31, 2001 and 2000 were 3.6% and 5.3% respectively.

Contractual Obligations

     As of December 31, 2001, the Company had the following contractual obligations (U.S. dollars in thousands):

                                           Payments Due By Period
                                           ----------------------

                                       Less
                                       Than                               After
                             Total    1 Year      1-3 years   4-5 years  5 years
                             -----    ------      ---------   ---------  -------

Notes payable to bank (i)   $ 9,745    $ 9,745       --          --        --
Short-term borrowings           800        800       --          --        --
Purchase commitments          1,900      1,900       --          --        --
Non-cancelable
   Operating leases
                              3,006      1,499      1,405       102       $ --
                           ---------- ---------- ----------- ----------- ------
Total contractual cash      $15,451    $13,944     $1,405       102         --
   Obligations             ========== ========== =========== =========== ======

(i) The company expects to renew these revolving credit notes prior to the April 2002 maturity dates.

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

Exposure to Currency Fluctuations

     A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, equivalent European euro currencies and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. In 2001, for example, the Company experienced a 6.9% increase in net sales in the European region (denominated in local currencies); however, the dollar-translated net sales figures showed a net increase due to the fluctuation of the dollar against the local currencies of only 2.6%. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the Company currently engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may not do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

The following table illustrates the effect of the currency exchange rates on certain of the Company's income items in fiscal 2001 and fiscal 2000 which have been recalculated to show what such amounts would have been applying 1999 average exchange rates to fiscal 2000 amounts and 2000 average exchange rates to fiscal 2001 amounts.

                                            Year Ended December 31,
                                            -----------------------
                                  2000            2001        2001 at 2000
                                  ----            ----        ------------
                                 Actual          Actual      Exchange Rates
                                 ------          ------      --------------
                               (Dollars in thousands, except per share data)

Net sales                      $ 153,095       $ 155,446       $ 161,309
Gross profit                      53,102          55,239          57,423
Operating income                  18,367          18,550          19,333
Net income                        13,759          13,722          14,268
Basic earnings per share            1.25            1.30            1.35
Diluted earnings per share          1.25            1.30            1.35

                                            Year Ended December 31,
                                            -----------------------
                                  1999            2000        2000 at 1999
                                  ----            ----        ------------
                                 Actual          Actual      Exchange Rates
                                 ------          ------      --------------
                               (Dollars in thousands, except per share data)

Net sales                      $ 135,543       $ 153,095       $ 163,360
Gross profit                      45,113          53,102          57,518
Operating income                  13,147          18,367          20,314
Net income                         8,286          13,759          15,220
Basic earnings per share             .75            1.25            1.38
Diluted earnings per share           .74            1.25            1.38

New Accounting Pronouncements

     See Note 1, "New Accounting Pronouncements" in the footnotes to the Financial Statements for the effect of pending adoption of new accounting pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in exchange rates or interest rates or weak economic conditions in the markets in which the Company sells its products. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

     Foreign Currency Risk

     The Company enters into foreign exchange contracts to hedge some of its foreign currency exposure. The Company uses such contracts to hedge exposure to foreign currency exchange rates associated with anticipated costs to be incurred in a foreign currency. The Company seeks to minimize the risk that the expenses incurred by a subsidiary in a currency other than its functional currency will be affected by changes in the exchange rates. The Company believes that the possible financial statement impact of its foreign currency forward contracts is immaterial. A significant portion of the Company's business is conducted in currencies other than the US dollar. See Item 7 "Exposure to Currency Fluctuations".

     Interest Rate Risk

     The Company's interest bearing liabilities are most sensitive to changes in the London InterBank Offered Rate (LIBOR) and substantially all of its short term investments bear minimal interest rate risk.

     As of December 31, 2001, the Company had approximately $10.5 million outstanding on its revolving line of credit and short term credit agreements. The potential loss to the Company over one year that would result from a hypothetical, instantaneous, and unfavorable change of 100 basis points in the interest rates of all applicable assets and liabilities would be approximately be $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            DENISON INTERNATIONAL plc

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors                                                25

Consolidated Balance Sheets as of December 31, 2001 and 2000                  26

Consolidated Statements of Income for each of the years ended
  December 31, 2001, 2000 and 1999                                            28

Consolidated Statements of Changes in Shareholders' Equity for each of the
  years ended December 31, 2001, 2000 and 1999                                29

Consolidated Statements of Cash Flows for each of the years ended
  December 31, 2001, 2000 and 1999                                            30

Notes to Consolidated Financial Statements                                    32

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Denison International plc

     We have audited the consolidated balance sheets of Denison International plc and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denison International plc and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                                           /S/ ERNST & YOUNG LLP

Columbus, Ohio
February 15, 2002

                            DENISON INTERNATIONAL plc
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (U.S. dollars in thousands, except share data)

                                     ASSETS

                                                               December 31,
                                                               ------------
                                                           2001          2000
                                                           ----          ----
Current assets:
        Cash and cash equivalents                         $43,245        $32,097
        Accounts receivable, less allowances of
          $2,185 and $2,412 in 2001
          and 2000, respectively                           27,715         33,387
        Inventories                                        39,257         37,968
        Other current assets                                4,680          4,495
                                                        ---------      ---------
           Total current assets                           114,897        107,947
Property, plant and equipment, net                         27,912         24,341
Other assets                                                5,022          4,137
Goodwill, net of accumulated amortization of $920 and
        $610 in 2001 and 2000, respectively                 8,984          7,969
                                                        ---------      ---------
           Total assets                                  $156,815       $144,394

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                December 31,
                                                                ------------
                                                            2001           2000
                                                            ----           ----
Current liabilities:
        Notes payable to bank                           $  10,545      $  6,560
        Accounts payable                                   11,921        14,986
        Accrued payroll and related expenses                7,369         7,204
        Other accrued liabilities                           8,593         7,396
        Income tax payable                                  3,846         3,989
                                                        ---------      --------
           Total current liabilities                       42,274        40,135
Noncurrent liabilities:
        Pension accrual                                    11,345        11,364
        Other noncurrent liabilities                        5,113         4,761
        Negative goodwill, net of accumulated
          amortization of $8,715 and $7,489
           in 2001 and 2000, respectively                   1,858         3,176
                                                        ---------     ---------
                                                           18,316        19,301

Shareholders' equity:
        `A' ordinary shares(pound)8.00 par value;
          7,125 shares authorized; 7,015
          issued and outstanding in 2001
          and 2000                                             86            86
        Ordinary shares $0.01 par value;
          15,000,000 shares authorized; and
          10,563,950 shares issued and
          outstanding in 2001 and 2000                        107           107
        Additional paid-in capital                          5,150         5,150
        Capital redemption reserve                          1,090         1,090
        Retained earnings                                 103,107        89,385
        Accumulated other comprehensive loss              (13,315)      (10,860)
                                                        ---------     ---------
           Total shareholders' equity                      96,225        84,958
                                                        ---------     ---------
           Total liabilities and shareholders' equity    $156,815      $144,394
                                                        =========     =========

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (U.S. dollars in thousands, except per share data)

                                          Year ended December 31,
                                          -----------------------
                                   2001             2000             1999
                                   ----             ----             ----

Net sales                       $ 155,446        $ 153,095        $ 135,543
Cost of sales                     100,207           99,993           90,430
                               ----------        ---------        ---------
Gross profit                       55,239           53,102           45,113
Selling, general and
  administrative expenses          36,689           34,735           31,966
                                ---------        ---------        ---------
Operating income                   18,550           18,367           13,147
Other income (expense)                109              279             (693)
Interest income, net                1,258            1,030              354
                                ---------     ------------         --------
Income before taxes                19,917           19,676           12,808
Provision for income taxes          6,195            5,917            4,522
                                 --------        ---------        ---------
Net income                      $  13,722        $  13,759        $   8,286
                                =========        =========        =========

Basic earnings per share       $     1.30      $      1.25      $       .75
                               ==========      ===========      ===========

Diluted earnings per share     $     1.30      $      1.25      $       .74
                               ==========      ===========      ===========


        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (U.S. dollars in thousands, except share data)

                                                               Ordin-    Addi-                        Accum-
                                A                      A        ary     tional                        ulated
                            Ordinary   Ordinary     Ordinary   shares    paid    Capital      Re-      Other    Compre-
                           shares of  shares of    shares of    of       in       redem-    tained    Compre-   hensive
                          (pound)8.00   $0.01     (pound)8.00  $0.01   capital    tion     earnings   hensive   Income
                              each      each          each      each     (i)     reserve     (ii)     (Loss)    (Loss)      Total
                              ----      ----          ----      ----     ---     -------     ----     ------    ------      -----
                            (number of shares)
Balance at January 1, 1999   7,015   11,097,450       $86       $111   $5,453    $1,090     $74,405  $(2,618)              $78,527
 Exercise of stock
       options                  --       16,500        --         --       26        --          --       --         --         26
 Net income                     --           --        --         --       --        --       8,286       --      8,286      8,286
 Translation
    adjustment                  --           --        --         --       --        --          --   (5,779)    (5,779)    (5,779)
                                                                                                     -------
Comprehensive
   Income                       --           --        --         --       --        --          --       --     $2,507         --
                                                                                                                 ======
                            ------   ----------    ------     ------  -------   -------    -------- --------              --------
Balance at December 31, 1999 7,015   11,113,950       $86       $111   $5,479    $1,090     $82,691  $(8,397)              $81,060

    Purchase and retirement
       of treasury shares       --     (550,000)       --         (4)    (329)       --      (7,065)      --         --     (7,398)
    Net income                  --           --        --         --       --        --      13,759       --     13,759     13,759
    Translation
       adjustment               --           --        --         --       --        --          --   (2,463)   ( 2,463)    (2,463)
                                                                                                     -------
   Comprehensive
      Income                    --           --        --         --       --        --          --       --    $11,296         --
                                                                                                                =======
                            ------   ----------    ------     ------  -------   -------    -------- --------              --------
Balance at December 31, 2000 7,015   10,563,950       $86       $107   $5,150    $1,090     $89,385 $(10,860)              $84,958


Net income                      --           --        --         --       --        --      13,722       --     13,722     13,722
    Translation
       adjustment               --           --        --         --       --        --          --   (2,393)    (2,393)    (2,393)
    Foreign currency
       forward contract         --           --        --         --       --        --          --      (62)       (62)       (62)
                                                                                                                   ----
   Comprehensive
      Income                    --           --        --         --       --        --          --       --    $11,267         --
                                                                                                                =======
                            ------   ----------    ------     ------  -------   -------    -------- --------              --------
Balance at December 31, 2001 7,015   10,563,950       $86       $107   $5,150    $1,090    $103,107 $(13,315)              $96,225
                            ======   ==========    ======     ======  =======   =======    ======== ========              ========


(i)  Additional paid in capital is not distributable.

(ii) Retained earnings available for distribution as dividends by the parent company at December 31, 2001 were $62,225,000.

                                  The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. dollars in thousands)


                                              Year ended December 31,
                                              -----------------------
                                      2001              2000            1999
                                      ----              ----            ----

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income                          $ 13,722          $ 13,759       $  8,286
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Amortization of goodwill             (902)           (1,043)        (1,172)
   Depreciation                        5,239             5,050          4,676
   Deferred income taxes                (192)              831            306
    Gain on sale of assets                --                --             32
   Changes in operating assets
     and liabilities:
      Accounts receivable              4,080            (3,039)          (146)
      Inventories                     (2,305)           (4,653)         4,510
      Other current assets                (2)              (52)         1,438
      Other assets                       596            (1,482)            58
      Accounts payable                (2,399)            4,545           (873)
      Accrued payroll and
        related expenses                 466             2,912              3
      Income tax payable                  41               914            476
      Other accrued liabilities        2,355            (1,268)        (4,370)
      Pension accrual                     88               164            220
      Other noncurrent
        liabilities                      451               (62)          (198)
                                    --------          --------       --------
Net cash provided by
  operating activities                21,238            16,576         13,246
                                    --------          --------       --------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Acquisitions, net of cash
  acquired                            (2,491)           (4,015)          (788)
Purchase of property, plant
  and equipment                       (9,851)           (3,698)        (6,345)
Proceeds from disposal of
  property, plant and
  equipment                              (94)              238             82
                                     --------         --------       --------
Net cash used in investing
  activities                         (12,436)           (7,475)        (7,051)
                                     --------         --------       --------

                                               Year ended December 31,
                                               -----------------------
                                      2001              2000           1999
                                      ----              ----           ----

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net borrowing (repayment)
   on lines of credit                  4,130               660         (7,211)
Purchase and retirement of
   treasury shares                        --            (7,398)            --
Repayment of capital lease
  obligations                             --              (111)          (231)
Proceeds from exercise
  of stock options                        --                --             26
                                    --------          --------       --------
Net cash provided by
   (used in) financing activities      4,130            (6,849)        (7,416)
                                    --------          --------       --------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                     (1,784)           (1,329)        (3,404)
                                    --------          --------       --------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS          11,148               923         (4,625)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                32,097            31,174         35,799
                                    --------          --------       --------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                    $ 43,245          $ 32,097       $ 31,174
                                    ========          ========       ========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
Interest paid                       $    521          $    436       $    807
Income taxes paid                   $  2,958          $  2,729       $  4,109

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

     Denison International plc (the "Company"), a Company incorporated in England and Wales, and its subsidiaries manufacture and distribute hydraulic pumps and valves. The manufacturing plants are located in the United States, China, Germany, France, Italy and Finland and there are sales and distribution operations in the United Kingdom, Canada, Sweden, Denmark, The Netherlands, Spain, Italy, Japan, Australia, China and Singapore.

     The Company was incorporated on March 10, 1993 as Alnery No. 1278 Limited and on May 14, 1993 changed its name to Denison International Limited ("DIL") and re-registered as a public limited company on July 28, 1997.

2. Basis of Financial Statements

   Companies Act 1985

     These consolidated financial statements do not comprise the Company's statutory accounts within the meaning of section 240 of the Companies Act 1985, as amended, of Great Britain (the "Companies Act"). The Company's statutory accounts, which are its primary consolidated financial statements, are prepared in accordance with accounting principles generally accepted in the United Kingdom ("U.K. GAAP") in compliance with the Companies Act and are presented in pounds sterling. Statutory accounts for the years ended December 31, 1999 and 2000 have been, and for the year ended December 31, 2001 will be filed with the Registrar of Companies for England and Wales. The auditors' reports on those accounts previously filed were unqualified.

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

   Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

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

     Through December 31, 2001, the Company's policy was to periodically review its goodwill and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. Effective January 1, 2002, the Company adopted the impairment provisions of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". See New Accounting Pronouncements below.

   Environmental Remediation

     Environmental liabilities are recorded based on the most probable cost if known or on the estimated minimum cost, determined on a site by site basis. The Company's environmental liabilities are not discounted and do not take into consideration any possible future insurance proceeds or any significant amounts of claims against other third parties.

   Revenue Recognition

     The Company recognizes revenues from the sale of its products at the time of shipment to the customer which coincides with title transfer. Provision is made currently for estimated product returns, which may occur.

   Shipping and Handling Costs

     Shipping and handling costs are classified in cost of sales.

   Warranty

     The Company generally warrants its products for one year. An estimate of the amount required to cover warranty expense on products sold is charged against income at the time of sale. Other liabilities include accrued warranty costs of $3.3 million and $2.2 million at December 31, 2001 and 2000, respectively, of which $2.7 million and $2.0 million are classified as short-term.

   Advertising Expense

     The Company expenses the costs of advertising as incurred. Advertising expenses include the promotion of specific products and kinds of advertising include Company and product catalogues, business and industrial publications. Advertising expense was $0.8 million, $0.8 million and $0.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   Research and Development

     Expenditures for research and development are expensed as incurred. Research and development expense was $5.2 million, $5.0 million and $4.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     The Company sells the majority of its products to distributors and original equipment manufacturers throughout North America, Europe and Asia-Pacific.

Comprehensive Income (Loss)

     Accumulated other comprehensive loss on the balance sheet consists of:

                                                              December 31,
                                                    ----------------------------
                                                        2001             2000
                                                    ------------     -----------
                                                     (U.S. dollars in thousands)

     Foreign currency forward contracts                   (62)               --
     Cumulative translation adjustment                (13,253)          (10,860)
                                                    ----------        ----------
     Accumulated other comprehensive loss           $ (13,315)        $ (10,860)
                                                    ==========        ==========

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this Statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this Statement. Also under this Statement, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. During

2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of those tests will be on the earnings and financial position of the Company.

     Additionally, SFAS 141 requires that in a business combination in which the fair value of the net assets acquired exceeds cost, any residual negative goodwill is recognized as an extraordinary gain in the period in which the business combination is initially recognized. The transition provisions of SFAS 141 require that upon adoption of the new standard, any existing negative goodwill be adjusted as a cumulative effect of a change in accounting principal in the statement of operations. In the first quarter of 2002, the Company will record a cumulative effect of a change in accounting principle for its remaining unamortized negative goodwill. The Company's recorded balance of negative goodwill at December 31, 2001 was $1.9 million.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective January 1, 2003. The Company is currently evaluating the provisions of SFAS No. 143 and does not expect that adoption will have a material impact on its financial position or its results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Transactions for the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 also sets forth requirements for recognizing and measuring impairment losses on certain long-lived assets to be held or used. SFAS No. 144 is effective January 1, 2002. The Company is currently evaluating the provisions of SFAS No. 144 and does not expect that adoption will have a material impact on its financial position or its results of operations.

4. Inventories

     Inventories consisted of the following:

                                                              December 31,
                                                    ----------------------------
                                                        2001             2000
                                                    ------------     -----------
                                                     (U.S. dollars in thousands)

     Finished goods                                   $ 21,111        $ 22,577
     Work-in-progress                                    3,510           3,767
     Raw materials and supplies                         14,636          11,624
                                                      $ 39,257        $ 37,968
                                                      ========        ========

5. Property, Plant and Equipment

     Property, plant and equipment, net, consisted of the following:

                                                              December 31,
                                                    ----------------------------
                                                        2001             2000
                                                    ------------     -----------
                                                     (U.S. dollars in thousands)

Land and buildings                                   $   5,384        $  4,654
Machinery and equipment                                 43,960          36,996
Motor vehicles                                             827             881
                                                     ---------        ---------
                                                        50,171          42,531
Less accumulated depreciation                          (22,259)        (18,190)
                                                     ---------        ---------
Property, plant and equipment, net                    $ 27,912        $ 24,341
                                                     =========        =========

6. Notes Payable to Bank

     In May 1999, the Company's U.S. subsidiary entered into a revolving credit agreement with a bank that provides up to $15.0 million for working capital and acquisitions. Borrowings under the agreement are guaranteed by the Company. At December 31, 2001, $9.4 million was outstanding under the time note. Interest on the note accrues at a rate of LIBOR + 0.875% (2.751% at December 31, 2001). Interest on the note is payable monthly. The revolving credit note is due on April 30, 2002. The Company expects to renew the revolving credit note prior to April 30, 2002.

     In April 2001, the Company's Japan subsidiary entered into a loan with a bank that provided $2.2 million for working capital and acquisitions. Borrowings under the agreement are guaranteed by the Company. At December 31, 2001, $.4 million was outstanding under the bank loan. Interest on the loan accrues at a rate of 1.75%. Interest on the loan is payable quarterly. The bank loan is due on April 20, 2002.

     Other short-term borrowings outside the United States under available informal credit facilities are typically a result of overdrafts. At December 31, 2001, the Company had an additional $.8 million of other foreign debt outstanding. The Company also has an additional $3.0 million of unused foreign credit facilities. These facilities may be withdrawn at any time by the banks.

     The weighted average interest rates on short-term borrowings as of December 31, 2001 and 2000 were 3.6% and 5.2%, respectively.

7. Financial and Derivative Instruments

     Primarily as a result of the short term nature of the Company's financial instruments and the variable rate of interest on the Company's debt, the estimated fair values of financial instruments approximate their carrying values at December 31, 2001 and 2000.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the gain or loss from the financial instrument is immediately recognized in net income.

     The Company's worldwide manufacturing facilities sell products to other of the Company's subsidiaries under various currencies. In addition, certain of the Company's subsidiaries record billings of export sales in the customer's functional currency. Accordingly, the US Dollar-equivalent cash flows may vary due to changes in related foreign currency exchange rates. To reduce that risk, the Company enters into foreign currency forward contracts with a maximum hedging period of 12 months. The Company has no other freestanding or embedded derivative instruments. The notional amount of foreign forward currency contracts at December 31, 2001 was $7.2 million.

     Gains and losses on the foreign currency forward contracts are recorded in other comprehensive income (equity) to the extent that the hedges are effective until the underlying sale or purchase transactions are recognized in earnings. Gains and losses on sale and purchase transactions are classified as sales or cost of sales, respectively.

     The adoption of SFAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of $178,000, being recognized as other comprehensive income. The $62,000 loss recorded in accumulated other comprehensive loss at December 31, 2001 is expected to be reclassified to earnings over the twelve-month period ending December 31, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the year ended December 31, 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

8. Acquisitions

     In December 2001 the Company acquired certain assets of a California distributor of the Company's U.S. subsidiary for $963,000. The Company began operations, establishing West Coast Fluid Power, as a division of the Company's U.S. subsidiary, on January 1, 2002 as a distributor serving the general hydraulics market in California.

     In November 2000, the Company entered into a contract with Shanghai Hydraulics & Pneumatics Corporation to establish a Sino-Foreign Co-operation Company, Shanghai Hydraulics Components Limited ("Denison Shanghai"), under the laws of the People's Republic of China. The contract was subject to approval by the government of the People's Republic of China (the "PRC"). In June 2001, the Company received the necessary approvals from the PRC and the contract became effective as of June 12, 2001. Denison Shanghai manufactures and distributes vane pumps and motors for industrial hydraulics applications, and is located in Shanghai, China. The Company owns 100% of the shares of Denison Shanghai. The Company's initial contribution to Denison Shanghai was $360,000, and the Company will make additional contributions of machinery and equipment totaling an additional $90,000. The results of operations for Denison Shanghai have been consolidated into the Company's results.

     On April 12, 2000, the Company completed its acquisition of 100% of the outstanding shares of Riva Calzoni Oleodinamica S.p.A. ("Calzoni"), a wholly subsidiary of Intek S.p.A., effective as of April 1, 2000. The cash purchase price was $4,015,000 ($5,354,000 net of cash acquired and debt assumed). Calzoni designs, manufactures and distributes radial piston oil-pressure motors for industrial hydraulics applications and is located in Bologna, Italy. The acquisition was accounted for utilizing the purchase method of accounting, and the operating results of Calzoni have been included in the operating results of the Company from April 1, 2000.

     The following unaudited pro forma summary for the year ended December 31, 2000 presents the Company's results as if the Riva Calzoni acquisition occurred at January 1, 2000, after giving effect to certain adjustments including goodwill amortization. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition actually occurred at January 1, 2000:

                                                       December 31, 2000
                                                  (U.S. dollars in thousands)
                                                    (except per share data)

Net sales                                              $  156,388
                                                       ============
Net income                                             $   13,909
                                                       ============
Basic earnings per share                               $       1.26
                                                       ============
Diluted earnings per share                             $       1.26
                                                       ============

     On December 23, 1998 the Company closed its acquisition of Lokomec Oy effective as of October 1, 1998, for a cash purchase price of $16,038,000 ($10,923,000 net of cash acquired). Lokomec is a manufacturer of hydraulic manifolds located in Tampere, Finland. The acquisition was accounted for using the purchase method of accounting, and the operating results of Lokomec have been included in the consolidated results of the Company from October 1, 1998. Goodwill of $8,599,000 is being amortized by the straight-line method over 30 years. The purchase price has increased since 1998 due to the achievement of certain operating objectives, principally based upon earnings before interest and taxes, over a three-year period ending on August 31, 2001. In 2001, 2000 and 1999, the Company paid $1,165,000, $572,000 and $788,000, respectively, of additional purchase price related to this earn out provision.

9. Shareholders Equity

     At the Company's 2001 Annual General Meeting of Shareholders held on May 22, 2001, shareholders unanimously approved a plan under which the Company may repurchase up to 1,056,395 of its Ordinary Shares under certain terms and conditions. The approval will expire on November 22, 2002. As of December 31, 2001, no shares were purchased under the plan. During fiscal 2000, 550,000 shares were purchased and retired for an aggregate price of $7.4 million under a plan unanimously approved by shareholders at the Company's Annual General Meeting of Shareholders held on May 8, 2000.

10. Stock Options

     The Company's Executive Stock Option Plan authorizes awards to employees in the form of options to purchase the Company's Ordinary Shares. The aggregate number of Ordinary Shares for which options may be granted under the plan is 850,000. Options granted under the plan are for periods not to exceed 10 years, and must be issued at the higher of par value or the fair market value of the shares on the date of grant. Options vest one year from the date of grant subject to any additional restrictions that may be imposed by the board of directors. Pro forma information regarding net income and earnings per share is required under FAS 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The Company uses the Black-Scholes method to estimate the fair value of options at the date of grant with the following assumptions for 2001, 2000 and 1999: risk-free interest rates of 6%, volatility of 50%, 53% and 37% respectively, no dividend yield and an expected life of 5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31 follows:

                                        2001          2000           1999
                              (U.S. dollars in thousands, except per share data)

Pro forma net income                  $12,636       $12,523        $ 7,183
Pro forma earnings per share:
     Basic                            $  1.20       $   1.13       $   .65

     Diluted                          $  1.19       $   1.13       $   .65


     The following table summarizes share option activity for Ordinary Shares:

                                         2001                        2000                        1999
                                ---------------------       ---------------------       ---------------------
                                             Weighted                    Weighted                    Weighted
                                              Average                     Average                     Average
                                             Exercise                    Exercise                    Exercise
                                Options        Price        Options        Price        Options        Price
                                ---------------------       ---------------------       ---------------------
Outstanding beginning of year   623,000       $ 16.67       650,500       $ 16.81       626,000       $ 16.66
Granted                           5,000         13.63        20,000         11.56        46,000         12.75
Exercised                            --            --            --            --       (16,500)         1.53
Forfeited                       (15,000)        16.88       (47,500)        16.00        (5,000)        12.88
                                ---------------------       ---------------------       ---------------------
Outstanding end of year         613,000       $ 16.63       623,000       $ 16.67       650,500       $ 16.81
                                =====================       =====================       =====================

Exercisable at end of year      496,875                     353,000                     222,875

Weighted-average fair value
  of options granted during
  the year                      $  6.92                     $  6.09                     $  5.40

Share options outstanding at December 31, 2001 are summarized as follows:

                                              Outstanding                                 Exercisable
                               --------------------------------------------   ------------------------------------
                                                          Weighted-
                                          Weighted        Average                                   Weighted
                                          Average         Remaining                                 Average





                                          Exercise        Contractual                   Exercise
                               Number      Price             Life         Number          Price
                               --------------------------------------    ------------------------
Exercise prices between
$11.56 and $13.88                71,000      $12.63          7.6          30,500         $12.82
$16.00 and $19.53               542,000      $17.16          5.5         466,375         $17.06

     Options to purchase 542,000, 557,000 and 650,000 shares of common stock at a weighted average price of $17.16, $17.16 and $16.81 per share, respectively, were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price for the common shares and, therefore, the effect would be antidilutive.

11. Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 2001             2000            1999
                                            --------------   --------------   -------------
                                              (U.S. dollars in thousands, except share and
                                                            per share data)
Numerator:
    Net income                              $       13,722   $       13,759  $        8,286
                                            ==============   ==============  ==============

Denominator:
    Denominator for basic earnings per
share -- weighted-average shares                10,563,950       11,046,976      11,120,965

    Effect of dilutive stock options                16,710              852           8,127
                                            --------------   --------------   -------------
    Denominator for diluted earnings
per share -- adjusted weighted-
average shares                                  10,580,660       11,047,828      11,129,092
                                            ==============   ==============   =============

Basic earnings per share                    $         1.30   $         1.25  $          .75
                                            ==============   ==============  ==============

Diluted earnings per share                  $         1.30   $         1.25  $          .74
                                            ==============   ==============  ==============


12. Commitments

     The Company has purchase commitments with various vendors for approximately $1.9 million as of December 31, 2001. These purchase commitments are payable during 2002.

     Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2001:

                                                             Operating
                                                               Leases
                                                             ---------
                                                     (U.S. dollars in thousands)

2002                                                          $ 1,499
2003                                                              909
2004                                                              302
2005                                                              194
2006                                                               64
Thereafter                                                         38
                                                              -------
Total minimum lease payments                                  $ 3,006
                                                              =======

     Annual rent expense charged to operations in each of the three years ended December 31, 2001, was approximately $1.5 million.

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

     For financial reporting purposes, income before income taxes includes the following components:

                                                 Year ended December 31,
                                          --------------------------------------
                                             2001           2000         1999
                                          ----------     ----------   ----------
                                               (U.S. dollars in thousands)
     Pretax income:
          United Kingdom                  $  2,733        $ 2,471       $ 2,821
          Foreign                           17,184         17,205         9,987
                                          --------        -------        ------
                                           $19,917        $19,676       $12,808
                                           =======        =======       =======

Significant components of the provision for income tax expense (benefit) were as follows:

                                                           Year ended December 31,
                                                           -----------------------
                                                       2001         2000         1999
                                                       ----         ----         ----
                                                          (U.S. dollars in thousands)
Current:
   United Kingdom                                     $  367       $  (27)      $  491
   Foreign                                             6,020        5,113        3,725
                                                      ------       ------       ------
        Total Current                                 $6,387       $5,086       $4,216
                                                      ======       ======       ======





Deferred:
   United Kingdom                                         --           --           --
   Foreign                                              (192)         831          306
                                                      ------       ------       ------
        Total provision (benefit) for income taxes    $6,195       $5,917       $4,522
                                                      ======       ======       ======

     The effective tax rate on earnings before income taxes varies from the current U.K. statutory income tax rate as follows:

                                                                     December 31,
                                                                     ------------
                                                             2001       2000       1999
                                                             ----       ----       ----
Provision at statutory rate                                   30%        30%        31%
Foreign operations taxed at rates different from United
  Kingdom Statutory rate                                       6          6          2
Reduction in valuation allowance relating to utilization
  of NOL carry forwards and other deferred tax assets         (4)        (3)        (1)
Amortization of negative goodwill                             (1)        (1)        (2)
Other--net                                                    --         (2)         5
Effective tax rate                                            31%        30%        35%
                                                            ======     ======     ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes recorded at the applicable statutory rates where the Company's operations are located.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        December 31,
                                               ---------------------------
                                                 2001               2000
                                               --------           --------

     Deferred tax assets:
          Employee benefits                    $    594           $    745
          Net operating loss carryforwards        2,162              4,326
          Other                                   3,159              1,867
     Valuation allowance                         (3,742)            (5,275)
                                               --------           --------
     Deferred tax assets                          2,173              1,663
                                               --------           --------

     Deferred tax liabilities                     1,552              1,234

     Net deferred tax assets                   $    621           $    429
                                               ========           ========

     A valuation allowance has been provided against the net deferred tax assets for financial reporting purposes in respect of temporary differences and net operating loss carryforwards. These deferred tax assets primarily relate to existing net operating losses and basis differences that arose as part of the June 15, 1993 acquisition. Certain of these net operating losses and future tax deductions are subject to limitations under foreign tax law which are described further below. When the deferred tax assets from the acquisition are realized, the Company records a reduction in the current year income tax expense equal to the valuation reserve which has been realized. The valuation allowance has been reduced by $1.5 million at December 31, 2001 and was reduced by $3.9 million at December 31, 2000.

     At December 31, 2001, the Company has net operating loss carryforwards ("NOLs") of approximately $7.0 million for foreign income tax purposes, of which $6.3 million will be allowable against national taxes and $.7 million will be allowable against local trade taxes. The NOL deductions in the U.S. totaling $3.0 million, are limited under Section 382 of the Internal Revenue Code to $0.6 million per year expiring in 2007. The Company and its subsidiaries file for group relief or consolidated tax returns in the jurisdictions where available.

     The Company has not provided for taxes on undistributed foreign earnings since the Company intends to reinvest these earnings in the future growth of the business.

14. Pension and Other Postretirement Benefits

     The Company operates four defined pension benefit plans in the United States, Germany and Japan. The plans are generally funded in advance by contributions from members at levels set in the rules, and from the Company at rates assessed by each plan's professionally qualified actuaries. Plan assets consist principally of corporate and government bonds and common stocks.

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

     The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the consolidated balance sheets for the defined benefit and other postretirement plans as of December 31:

                                                        Pension Benefits          Other Benefits
                                                       2001         2000         2001         2000
                                                       ----         ----         ----         ----
                                                               (U.S. dollars in thousands)
Change in benefit obligation
Benefit obligation beginning of year                 $ 14,249     $ 14,947     $    754     $    870
Service cost                                              265          308            5            4
Interest cost                                             822          794           58           53
Actuarial (gain)/loss                                     422         (461)         122           --
Benefits paid                                            (686)        (616)        (145)        (173)
Exchange rate changes                                    (668)        (723)          --           --
                                                     --------     --------     --------     --------
Benefit obligation at end of year                    $ 14,404     $ 14,249     $    794     $    754
                                                     --------     --------     --------     --------

Change in plan assets
Fair value of plan assets at beginning of year       $  5,655     $  5,567     $     --     $     --
Actual return on plan assets                              218          237           --           --
Employer contributions                                    218          266          145          173
Benefits paid                                            (422)        (349)        (145)        (173)
Exchange rate changes                                     (74)         (66)          --           --
                                                     --------     --------     --------     --------
Fair value of plan assets at end of year             $  5,595     $  5,655     $      0     $      0
                                                     --------     --------     --------     --------

Reconciliation of funded status
Funded status                                        $ (8,809)    $ (8,594)    $   (794)    $   (754)
Unrecognized actuarial (gain)/loss                       (246)        (991)         138           19
Unrecognized net asset                                    (34)          17           --           --
                                                           --           --           --           --
Accrued benefit cost                                 $ (9,089)    $ (9,568)    $   (656)    $   (735)
                                                     --------     --------     --------     --------





                                                        Pension Benefits          Other Benefits
                                                       2001         2000         2001         2000
                                                       ----         ----         ----         ----
                                                               (U.S. dollars in thousands)
Amounts recognized in the consolidated
balance sheets consists of:
Prepaid benefit cost                                 $    472     $    474     $     --     $     --
Accrued benefit liability                              (9,561)     (10,042)        (656)        (735)
                                                     --------     --------     --------     --------
Net amount recognized                                $ (9,089)    $ (9,568)    $   (656)    $   (735)
                                                     ========     ========     ========     ========


Additional year-end information for plans with
benefit obligations in excess of plan assets
Projected benefit obligation                           13,766       13,530
Accumulated benefit obligation                         12,987       12,744
Fair value of plan assets                               4,948        4,867

Components of net periodic benefit cost
Service cost                                              265          308            5            4
Interest cost                                             822          794           58           53
Expected return on plan assets                           (367)        (337)          --           --
Amortization of transitional (asset) or obligation         33           42           --           --
Recognized actuarial (gain) or loss                       (25)         (26)           3           --
                                                     --------     --------     --------     --------
Net periodic benefit cost                                 728          781           66           57
                                                     --------     --------     --------     --------

Weighted average assumptions as of December 31
Discount rate                                            5.84%        6.09%        7.25%        7.50%
Rate of increase in compensation levels                  2.40%        2.40%          --           --
Expected long-term rate of return on assets              6.76%        6.72%          --           --

     The annual assumed health care cost trend rate is 6% for the year subsequent to December 31, 2001 and is assumed to remain at 6% thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care trend rate would have the following effects:

(U.S. dollars in thousands)                     1% Increase     1% Decrease
---------------------------                     -----------     -----------

Effect on total service and interest cost          $  4             $  3
Effect on postretirement benefit obligation        $ 56             $ 40

15. Contingencies

     The Company remains involved in environmental cleanup efforts at Company owned sites. The Company's estimate of the total anticipated cost of the cleanup efforts is $3.0 million of which $1.7 million has been spent as of December 31, 2001. Remaining accrued cleanup costs total $1.3 million of which $1.2 million is classified in the consolidated financial statements as long-term accrued liabilities. There were no charges to the accrual in 2001 and 2000.

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

     A summary of the Company's operations by geographic area follows:

         (U.S. dollars in thousands)
                                               2001        2000         1999
                                               ----        ----         ----
     Sales to unaffiliated companies:
              United Kingdom                $  8,543     $  8,776     $  8,903
              France                          15,104       14,447       16,562
              Germany                         12,550       11,405       10,697
              Italy                           20,037       18,941       10,600
              Rest of Europe                  29,071       29,561       30,354
                                            --------     --------     --------
                       Total Europe           85,305       83,130       77,116

              United States                   39,669       41,078       34,540
              Canada                           8,449        7,855        6,384
                                            --------     --------     --------
                       Total N. America       48,118       48,933       40,924

              Asia-Pacific                    22,023       21,032       17,503
                                            --------     --------     --------
                       Total consolidated   $155,446     $153,095     $135,543
                                            ========     ========     ========

     Transfers between geographic area:
              United Kingdom                $    138     $    274     $    107
              France                          24,340       23,822       21,698
              Germany                         14,027       14,518       14,151
              Italy                            1,239           --           --
              Rest of Europe                     923          886          210
                                            --------     --------     --------
                       Total Europe           40,667       39,500       36,166

              United States                   14,344       13,188        8,840
              Canada                               0            0            0
                                            ========     ========     ========
                       Total N. America       14,344       13,188        8,840

              Asia-Pacific                       643           94           36
                                            --------     --------     --------

                       Total transfers        55,654       52,782       45,042
                       Eliminations          (55,654)     (52,782)     (45,042)
                                            --------     --------     --------

                       Total consolidated   $      0     $      0     $      0
                                            ========     ========     ========

     Depreciation expense:
              United Kingdom                $    209     $    163     $    166
              France                           1,253        1,282        1,626
              Germany                            746          680          524
              Italy                              677          589           64
              Rest of Europe                     667          498          584
                                            --------     --------     --------
                       Total Europe            3,552        3,212        2,964

              United States                    1,445        1,470        1,287
              Canada                             (31)          19           15
                                            --------     --------     --------
                       Total N. America        1,414        1,489        1,302

              Asia-Pacific                       273          349          410
                                            --------     --------     --------

                       Total consolidated   $  5,239     $  5,050     $  4,676
                                            ========     ========     ========
     Operating income:
              United Kingdom                $    929     $    995     $  1,500
              France                           7,676        6,470        5,981
              Germany                          1,651        1,336         (628)
              Italy                            1,469        1,518          659
              Rest of Europe                   3,061        3,516        3,972
                                            --------     --------     --------
                       Total Europe           14,786       13,835       11,484

              United States                      638        1,915         (468)
              Canada                             933          783          506
                                            --------     --------     --------
                       Total N. America        1,571        2,698           38

              Asia-Pacific                     1,998        1,123         (263)

              Corporate                          195          711        1,888
                                            --------     --------     --------

                       Total consolidated   $ 18,550     $ 18,367     $ 13,147
                                            ========     ========     ========

     Identifiable assets:
              United Kingdom                $ 11,846     $ 10,043     $ 15,461
              France                          29,487       23,600       21,274
              Germany                         16,941       16,236       14,214
           Italy                              16,953       18,584        6,237
              Rest of Europe                  32,725       29,225       25,903
                                            --------     --------     --------
                       Total Europe          107,952       97,688       83,089

              United States                   25,989       25,938       26,182
              Canada                           5,411        4,920        4,183
                                            --------     --------     --------
                       Total N. America       31,400       30,858       30,365

              Asia-Pacific                    17,463       15,848       15,366
                                            --------     --------     --------

                       Total consolidated   $156,815     $144,394     $128,820
                                            ========     ========     ========

17. Selected Quarterly Financial Data (Unaudited)

      (U.S. dollars in thousands)

                                                        Quarter Ended
                                 March 31          June 30        September 30      December 31
                                 --------          -------        ------------      -----------
2001
Net Sales                        $ 42,717          $ 41,071         $ 36,612         $ 35,046
Gross Profit(a)                    14,708            14,885           12,873           12,733
Operating Income                    5,789             5,541            4,220            3,000
Net Income                          4,015             4,309            3,219            2,179
Basic Earnings per Share             0.38              0.41             0.31             0.21
Diluted Earnings per Share           0.38              0.41             0.30             0.21

2000
Net Sales                        $ 37,033          $ 39,959         $ 36,744         $ 39,359
Gross Profit                       13,344            14,029           12,314           13,415
Operating Income                    4,470             5,208            4,256            4,433
Net Income                          3,162             3,857            3,291            3,449
Basic Earnings per Share             0.28              0.35             0.30             0.32
Diluted Earnings per Share           0.28              0.35             0.30             0.32

(a) Gross Profit for the quarter ended June 30, 2001 has been restated from $13,839 reported in the Company's Form 10-Q to $14,885 to reflect a reclassification between cost of sales and selling, general & administrative expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information regarding Directors appearing under the caption " Election of Directors" in the Company's Definitive Proxy Statement to be used in connection with the Annual General Meeting of Stockholders to be held on May 28, 2002 (the "2002 Proxy Statement") is incorporated herein by reference, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this item as to executive officers of the Company is included in Part I (See "Executive Officers of the Company") of this Annual Report on Form 10-K. Information required by Item 405 of Regulation S-K is set forth in the 2002 Proxy Statement under the heading " Section 16(a) Beneficial Ownership Reporting Compliance" which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to "Executive Compensation" in the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to "Stock Ownership of Beneficial Owners and Management" in the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-K:

     1.   Financial Statements

     The 2001 Consolidated Financial Statements of Denison International plc are included in Part II, Item 8.

     2.   Financial Statement Schedule

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                INDEX OF EXHIBITS

Exhibit No.    Description
-----------    -----------


2.1 Agreement, dated December 23, 1998, by and among Denison International plc, Merifire Oy and other persons named therein, for the acquisition of 100% of the outstanding shares of Lokomec Oy. ***

2.2 Stock Purchase Agreement, dated March 14, 2000, by and among Denison Hydraulics Italy s.r.l. and Intek S.p.A., for the acquisition of 100% of the shares outstanding of Riva Calzoni Oleodinamica S.p.A. *

2.3 Contract dated November 8, 2000 by and between Denison Hydraulics Limited, Hong Kong and Shanghai Hydraulics & Pneumatics Corporation for the establishment of Shanghai Denison Hydraulics Components Limited. ++

2.4 Asset Purchase Agreement, dated December 27, 2001 by and between Denison Hydraulics, Inc. and STS Operating, Inc. for the acquisition of certain assets relating to STS Operating Inc's.U.S. west coast operations.

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

10.1           The Denison International Stock Option Plan **

10.2 Employment Agreement, dated as of June 1, 1998, by and among David L. Weir, Denison Hydraulics, Inc. and Denison International plc ***

10.3 Revolving Credit Agreement, dated as of May 18, 1999 by and between Denison Hydraulics, Inc. and Bank One, NA. +

10.4 Stock Purchase Agreement, dated May 8, 2000, by and between Denison International plc and ING Barings LLP for the purchase of up to 1,113,950 of the outstanding shares of the Company. *

10.5 Agreement dated May 31, 2000 by and between David L. Weir and Denison Hydraulics Inc. and Denison International plc to extend the employment agreement entered into June 1, 1998. ****

10.6 Form of Stock Purchase Agreement, by and between Denison International plc and ING Barings LLP for the purchase of up to 1,056,395 of the outstanding shares of the Company.

21.1           Subsidiaries of Registrant ****

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

**** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

+ Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Denison International plc (registrant)

     March 28, 2002                     By:  /s/ Bruce A. Smith
                                            -------------------
                                            Bruce A. Smith
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ J. Colin Keith                                     March 28, 2002
------------------------------
J. Colin Keith, Chairman of the Board


/s/ Anders C. H. Brag                                  March 28, 2002
------------------------------
Anders C. H. Brag, Managing Director and Director


/s/ David L. Weir                                      March 28, 2002
------------------------------
David L. Weir, President, CEO and Director


/s/ Bruce A. Smith                                     March 28, 2002
------------------------------
Bruce A. Smith, CFO and Director

                                   SCHEDULE II
                                   -----------

                            DENISON INTERNATIONAL PLC

                        VALUATION AND QUALIFYING ACCOUNTS

                                                             Additions
                                                    -------------------------
                                     Balance at     Charged to   Charged to                   Balance at
                                     beginning of   costs and    other          Deductions    end of
                                     period         expenses     accounts      (write-offs)   period
                                     ------------   ----------   ----------    ------------   ----------
Description
Allowance for doubtful accounts
receivable
     Year ended December 31, 1999        2,395         1,060     (225) (a)       (1,055)        2,175
     Year ended December 31, 2000        2,175         1,660      (41) (a)       (1,382)        2,412
     Year ended December 31, 2001        2,412           663     (656) (a)         (204)        2,185

(a)  Exchange adjustment

                                INDEX OF EXHIBITS


Exhibit No.    Description
-----------    -----------

2.1 Agreement, dated December 23, 1998, by and among Denison International plc, Merifire Oy and other persons named therein, for the acquisition of 100% of the outstanding shares of Lokomec Oy. ***

2.2 Stock Purchase Agreement, dated March 14, 2000, by and among Denison Hydraulics Italy s.r.l. and Intek S.p.A., for the acquisition of 100% of the shares outstanding of Riva Calzoni Oleodinamica S.p.A. *

2.3 Contract dated November 8, 2000 by and between Denison Hydraulics Limited, Hong Kong and Shanghai Hydraulics & Pneumatics Corporation for the establishment of Shanghai Denison Hydraulics Components Limited. ++

2.4 Asset Purchase Agreement, dated December 27, 2001 by and between Denison Hydraulics, Inc. and STS Operating, Inc. for the acquisition of certain assets relating to STS Operating Inc's. U.S. west coast operations

3.1            Memorandum and Articles of Association of the Company **

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

10.1           The Denison International Stock Option Plan **

10.2 Employment Agreement, dated as of June 1, 1998, by and among David L. Weir, Denison Hydraulics, Inc. and Denison International plc ***

10.3 Revolving Credit Agreement, dated as of May 18, 1999 by and between Denison Hydraulics, Inc. and Bank One, NA. +

10.4 Stock Purchase Agreement, dated May 8, 2000, by and between Denison International plc and ING Barings LLP for the purchase of up to 1,113,950 of the outstanding shares of the Company. *

10.5 Agreement dated May 31, 2000 by and between David L. Weir and Denison Hydraulics Inc. and Denison International plc to extend the employment agreement entered into June 1, 1998. ****

10.6 Form of Stock Purchase Agreement, by and between Denison International plc and ING Barings LLP for the purchase of up to 1,056,395 of the outstanding shares of the Company.

21.1           Subsidiaries of Registrant ****

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

**** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

+ Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.