Form 10-Q
period 2002-03-31
DENISON INTERNATIONAL PLC
filed 2002-05-09
CIK 1042598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (MARK ONE)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2002

                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO ___________


                        Commission file number 000-29358



                            DENISON INTERNATIONAL plc
             (Exact name of registrant as specified in its charter)


            England and Wales                                Not Applicable
----------------------------------------                   ------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

        14249 Industrial Parkway
            Marysville, Ohio                                      43040
----------------------------------------                   ------------------
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

     Ordinary Shares, $0.01 Par Value, 10,567,700 shares as of May 14, 2002 "A" Ordinary Shares, (pound)8.00 par value, 7,015 shares as of May 14, 2002

                                TABLE OF CONTENTS

                                    FORM 10-Q


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE

Item 1  Financial Statements                                                  2
          Condensed Consolidated Balance Sheets (Unaudited)                   2
          Condensed Consolidated Statements of Operations (Unaudited)         3
          Condensed Consolidated Statements of Cash Flows (Unaudited)         4
          Notes to Condensed Consolidated Financial Statements (Unaudited)    5

Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 9
          Critical Accounting Policies and Estimates                          9
          Impact of Recently Adopted Accounting Pronouncements                9
          Results of Operations                                              10
          Liquidity and Capital Resources                                    11
          Contractual Obligations                                            12
          Impact of Inflation                                                12
          Exposure to Currency Fluctuations                                  12
          Market Risk                                                        13
          Order Receipts and Backlog                                         13
          Forward-looking Information                                        13


Item 3  Quantitative and Qualitative Disclosures About Market Risk           13


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    13

Item 2. Changes in Securities and Use of Proceeds                            13

Item 3. Defaults upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6  Exhibits and Reports on Form 8-K                                     14



        Exhibit Index                                                        15
        Signatures                                                           16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                            DENISON INTERNATIONAL plc
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (U.S. dollars in thousands, except share data)


                                                    March 31,      December 31,
                                                      2002            2001
                                                    ---------      ------------

Current assets:
   Cash and cash equivalents                        $ 42,567        $ 43,245
   Accounts receivable, less allowances of
     $1,948 and $2,185 at March 31, 2002
     and December 31, 2001 respectively               30,441          27,715
   Inventories                                        39,301          39,257
   Other current assets                                3,619           4,680
                                                    --------        --------
      Total current assets                           115,928         114,897
   Property, plant and equipment, net                 27,481          27,912
   Other assets                                        4,897           5,022
   Goodwill, net of accumulated amortization of
    920 at December 31, 2001                           8,784           8,984
                                                    --------        --------
      Total assets                                  $157,090        $156,815
                                                    ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to bank                            $ 11,106        $ 10,545
   Accounts payable                                    9,204          11,921
   Other accrued liabilities                          20,999          19,808
                                                      ------          ------
      Total current liabilities                       41,309          42,274
Noncurrent liabilities:
   Pension accrual                                    10,592          11,345
   Other noncurrent liabilities                        5,468           5,113
   Negative goodwill, net of accumulated
    amortization of $8,715 at
    December 31, 2001                                     --           1,858
                                                    --------        --------
                                                      16,060          18,316

Shareholders' equity:
  `A' ordinary shares (pound)8.00 par value;
    7,125 shares authorized, and 7,015 issued and
    outstanding at March 31, 2002 and December 31,
    2001                                                  86              86
   Ordinary shares $0.01 par value;
    15,000,000 shares authorized, and 10,567,700
    and 10,563,950  issued and outstanding at
    March 31, 2002 and December 31, 2001
    respectively                                         107             107
   Additional paid-in capital                          5,116           5,150
   Capital redemption reserve                          1,090           1,090
   Retained earnings                                 107,932         103,107
   Accumulated other comprehensive income (loss)     (14,610)        (13,315)
                                                    --------        --------
   Total shareholders' equity                         99,721          96,225
                                                    --------        --------
      Total liabilities and shareholders' equity    $157,090        $156,815
                                                    ========        ========

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (U.S. dollars in thousands, except share data)


                                                      Three months ended
                                                            March 31,
                                                   2002                 2001
                                                   ----                 ----

Net sales                                        $ 38,186             $ 42,717
Cost of sales                                      24,590               27,429
                                                 --------             --------
Gross profit                                       13,596               15,288
Selling, general and administrative expenses        9,338                9,499
                                                 --------             --------
Operating income                                    4,258                5,789
Other income/(expense)                               (169)                 (27)
Interest income, net                                  207                  137
                                                 --------             --------
Income before taxes                                 4,296                5,899
Provision for income taxes                          1,329                1,884
                                                 --------             --------
Net income, before cumulative effect of a
 change in accounting principal                     2,967                4,015
Cumulative effect of a change in accounting
 principal, net of taxes                            1,858                   --
                                                 --------             --------

Net income                                       $  4,825             $  4,015
                                                 ========             ========


Basic & diluted earnings per share,
   before cumulative effect of a
   change in accounting principal                $   .28              $    .38

Cumulative effect of a change
   in accounting principal                       $   .18              $     --
                                                 -------              --------

Basis & diluted earnings per share               $   .46              $    .38
                                                 =======              ========

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (U.S. dollars in thousands)



                                                     Three months ended
                                                           March 31,
                                                   2002              2001
                                                   ----              ----

Net cash provided by operating activities         $   657          $ 4,527
                                                  -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment          (1,320)          (2,661)
Proceeds from disposal of property,
  plant and equipment                                 (13)              (5)
                                                  --------         -------
Net cash used in investing activities              (1,333)          (2,666)
                                                  --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings / (repayments) on lines
  of credit                                           570            1,234
Exercise of stock options                              34               --
                                                  -------          -------
Net cash provided by financing activities             604            1,234
                                                  -------          -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH              (606)          (1,680)
                                                  -------          -------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (678)           1,415

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                               43,245           32,097
                                                  -------          -------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                    $42,567          $33,512
                                                  =======          =======


        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Financial Statements


Interim Financial Information

          The financial information at March 31, 2002 and for the three month period ended March 31, 2002 and March 31, 2001 is unaudited but includes all adjustments which Denison International plc (the "Company") considers necessary for a fair presentation of financial position at such date and the operating results and cash flows for those periods. All adjustments made were of a normal, recurring nature. Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission Rules and Regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.


2. Recent Accounting Developments

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations ceases upon adoption of this Statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this Statement. Also under this Statement, companies are required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of those tests will be on the earnings and financial position of the Company.

          Additionally, SFAS 141 requires that in a business combination in which the fair value of the net assets acquired exceeds cost, any resulting negative goodwill is recognized as an extraordinary gain in the period in which the business combination is initially recognized. The transition provision of SFAS 141 requires that upon adoption of the new accounting rules, any existing negative goodwill be adjusted as a cumulative effect of a change in accounting principal in the statement of operations. In the first quarter of 2002, the Company recorded a cumulative effect of a change in accounting principle adjustment for its remaining unamortized negative goodwill totaling $1.9 million.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Transactions for the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 also sets forth requirements for recognizing and measuring impairment losses on certain long-lived assets to be held or used. SFAS No. 144 is effective January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's financial statements.


3.  Acquisitions

          In December 2001 the Company acquired certain assets (accounts receivable, inventories and fixed assets) of a California distributor of the Company's U.S. subsidiary for $963,000. The Company began operations utilizing the assets establishing West Coast Fluid Power, a division of the Company's U.S. subsidiary, on January 1, 2002 as a distributor serving the general hydraulics market in California.


4.  Inventory                                       (U.S. dollars in thousands)
                                                   March 31,       December 31,
Inventories consisted of the following:              2002              2001
                                                   ---------       ------------
Finished goods                                     $ 21,609          $ 21,111
Work-in-progress                                      3,426             3,510
Raw materials and supplies                           14,266            14,636
                                                   --------           -------
                                                   $ 39,301          $ 39,257
                                                   ========          ========

5.  Property, Plant and Equipment

Property, plant and equipment, net,                 (U.S. dollars in thousands)
 consisted of the following:                       March 31,       December 31,
                                                     2002              2001
                                                   ---------       ------------
Cost:
  Land and buildings                               $  5,438          $  5,384
  Machinery and equipment                            44,504            43,960
  Motor vehicles                                        810               827
                                                   --------          --------
                                                     50,752            50,171
Less accumulated depreciation                       (23,271)         (22,259)
                                                   --------         ---------
   Property, plant and equipment, net              $ 27,481         $  27,912
                                                   ========         =========


6.  Financial and Derivative Instruments

          The Company's worldwide manufacturing facilities sell products to other of the Company's subsidiaries under various currencies. In addition, certain of the Company's subsidiaries record billings of export sales in the customer's functional currency. Accordingly, the U.S. Dollar-equivalent cash flows may vary due to changes in related foreign currency exchange rates. To reduce that risk, the Company enters into foreign currency forward contracts with a maximum hedging period of 12 months. The Company has no other freestanding or embedded derivative instruments.

          Under the cash flow hedging model, gains and losses on the foreign currency forward contracts are recorded in other comprehensive income (equity) to the extent that the hedges are effective until the underlying sale or purchase transactions are recognized in earnings. Gains and losses on sale and purchase transactions are classified as sales or cost of sales, respectively.

          The $31,000 loss recorded in equity at March 31, 2002 is expected to be reclassified to earnings over the twelve-month period ending March 31, 2003. The actual amounts that will b9e reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the three months ended March 31, 2002 in connection with forecasted transactions that were no longer considered probable of occurring.

7.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:


(U.S. dollars and shares in thousands                     Three months ended
except per share data)                                          March 31,

                                                        2002              2001
                                                        ----              ----
Numerator:
   Net income                                         $ 4,825          $ 4,015
                                                      =======          =======

Denominator:
   Denominator for basic earnings per
   share weighted-average shares                       10,568           10,564

Effect of dilutive stock options                           35               13
                                                      -------          -------

   Denominator for diluted earnings per
   share - adjusted weighted-average shares            10,603           10,577
                                                      =======          =======

Basic earnings per share                              $   .46          $   .38
                                                      =======          =======

Diluted earnings per share                            $   .46          $   .38
                                                      =======          =======


8. Shareholders Equity

         At the Company's 2001 Annual General Meeting of Shareholders held on May 22, 2001, shareholders unanimously approved a plan under which the Company may purchase up to 1,056,395 of its ordinary shares under certain terms and conditions. The approval will expire on November 22, 2002. As of March 31, 2002, the Company had made no purchases under the plan.


9. Comprehensive Income


The Company's total comprehensive income (loss) was as follows (U.S. dollars in thousands):


                                                         Three months ended
                                                              March 31,
                                                     2002                2001
                                                     -----               ----

Net income                                         $ 4,825             $ 4,015
Foreign currency translation
  adjustment                                        (1,326)             (4,134)
Derivative instruments, net of tax                      31               (139)
                                                   -------             -------
Comprehensive net income / (loss)                  $ 3,530             $ (258)
                                                   =======             =======



The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2001 and March 31, 2002 is as follows:

                                   Foreign                    Accumulated Other
                                   Currency      Derivative     Comprehensive
                                 Translation     Instruments    Income (loss)
                                 -----------     -----------  -----------------


Balance at December 31, 2001      $ (13,253)       $  (62)        $(13,315)
Current period other
   comprehensive (loss)              (1,326)           31           (1,295)
                                  ---------        ------         --------

Balance at March 31, 2002         $ (14,579)       $  (31)        $(14,610)
                                  =========        ======         ========

10. Segment Information

         A summary of the Company's operations by geographic area follows:


                                                 Three months ended March 31,
                                                     2002              2001
                                                     ----              ----

Sales to unaffiliated companies:

          Europe                                  $ 21,374          $ 23,922
          North America                             11,622            14,193
          Asia-Pacific                               5,190             4,602
                                                   -------           -------

                  Total consolidated              $ 38,186          $ 42,717
                                                  ========          ========


Transfers between geographic areas:

          Europe                                  $  9,135          $ 12,089
          North America                              3,236             3,907
          Asia-Pacific                                 111                 0
                                                  --------          --------

                  Total transfers                   12,482            15,996
                  Eliminations                     (12,482)          (15,996)
                                                  --------          --------

                  Total consolidated              $      0          $      0
                                                  ========          ========


Operating Income (Loss):

          Europe                                  $  3,199          $  5,017
          North America                                455             1,240
          Asia-Pacific                                 296               233
          Corporate                                    308              (701)
                                                  --------          --------

                  Total consolidated              $  4,258          $  5,789
                                                  ========          ========



Identifiable assets:                           March 31, 2002  December 31, 2001
                                               --------------  -----------------

          Europe                                  $108,147          $107,952
          North America                             32,619            31,400
          Asia-Pacific                              16,324            17,463
                                                  --------          --------

                  Total consolidated              $157,090          $156,815
                                                  ========          =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes related thereto appearing in Item 1. Financial Statements.

          Although the Company reports its financial results in U.S. dollars, approximately 74% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported net sales, as well as the cost of goods sold, gross profit and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The table below summarizes the results of operations for the three months ended March 31, 2002 at the actual currency rates utilized for the period and as adjusted utilizing the currency rates in effect for the comparable period of 2001.



                                      (U.S. Dollars in Thousands)

                                                        Adjusted Utilizing 2001
                                     As Reported             Currency Rates
                                     -----------        -----------------------
Net Sales                             $ 38,186                 $ 39,721

Gross Profit                            13,596                   14,168

S,G&A Expenses                           9,338                    9,700

Operating Income                         4,258                    4,468


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


IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 in the first quarter of 2002. Its adoption had a twofold impact on first quarter 2002 results. SFAS 142 provisions pertaining to the immediate elimination of negative goodwill resulted in a cumulative effect of a change in accounting principle and had a one time after tax benefit to earnings in the first quarter of 2002 of $1.9 million, or $0.18 per diluted share. In addition, SFAS 142 provisions pertaining to the permanent elimination of before tax quarterly amortization of goodwill charges of $75,000 has a recurring benefit of less than $0.01 per diluted share per quarter. The Company will complete the first of the impairment tests on goodwill by June 30, 2002. At this time, the Company does not know the impact, if any, the results of the impairment tests will have on earnings and financial position.


RESULTS OF OPERATIONS


First Quarter March 31, 2002 Compared with First Quarter ended March 31, 2001

The Company's net sales decreased 10.6% to $38.2 million in the three months ended March 31, 2002 from $42.7 million for the same period in 2001. During the same period, net sales in Europe decreased 10.7% to $21.4 million from $23.9 million; net sales in North America decreased 18.1% to $11.6 million from $14.2 million; and net sales in Asia-Pacific region increased 12.8% to $5.2 million from $4.6 million. The primary reason for the decreased volume in the first quarter of 2002 compared with the first quarter of 2001 is the continued weakness in the economic conditions in the Company's North American and European segment operations, combined with a reduction in inventories at the Company's North American customers and distributors. Also contributing to the net sales decrease recorded was the continued strength of the U.S. dollar against most of the functional currencies utilized in the Company's European and Asia-Pacific operations. With slightly improving economic conditions in the Company's Asia-Pacific segment, combined with the success of the Company's efforts to further penetrate new markets and customers in that region, net sales increases continued in that segment of the Company's operations.

          The Company's gross profit decreased to $13.6 million for the quarter ended March 31, 2002 from $15.3 million in the same period of 2001. Gross profit as a percentage of net sales of 35.6% in the quarter ended March 31, 2002 was similar to the gross profit as a percentage of net sales of 35.8% recorded for the quarter ended March 31, 2001. The decreased dollar value of gross profit can be attributed to the decrease in net sales volume recorded, while the resulting gross profit as a percentage of net sales represents the efforts by the Company to reduce costs and operate its manufacturing facilities at optimum performance levels given the decreased demand, while reducing Company gross inventory stocks by almost $1.0 million from December 31, 2001 levels.

          Gross profit in Europe decreased 20.5% to $8.3 million for the three months ended March 31, 2002 from $10.4 million in the same period of 2001. Gross profit in North America of $3.3 million decreased 16.6% or $0.7 million versus gross profit recorded in the comparable period of 2001. Asia-Pacific gross profit of $1.6 million was 7.6% or $0.1 million favorable to the gross profit recorded for the same period of 2001.

          Selling, general and administrative ("SG&A") expenses decreased by 1.7% to $9.3 million for the quarter ended March 31, 2002 versus SG&A expenses of $9.5 million for the quarter ended March 31, 2001. These expenses as a percentage of net sales were 24.5% for 2002 as compared to 22.2% for 2001. The increase in these expenses as a percentage of net sales for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 is due primarily to the lower volume of net sales recorded, combined with cost controls implemented worldwide.

          Operating income decreased 26.4% to $4.3 million in the three month period ended March 31, 2002 from $5.8 million in the comparable period of 2001. Operating income as a percentage of net sales decreased to 11.2% in the quarter ended March 31, 2002 from 13.6% in the quarter ended March 31, 2001. The changes in exchange rates had the effect of decreasing operating income for the period by $0.2 million.

          Other expense was recorded in the quarter ended March 31, 2002 of $169,000 (0.4% of net sales) versus other expense of $27,000 for the comparable period of 2001. The increase in other expense was the result of a increase in the recognition of non-cash currency losses on inter-company loans for the quarter ended March 31, 2002, versus the comparable period in 2001, reflecting the strengthening of the U.S. dollar against the Euro currency experienced to date for 2002.

          Net interest income was $207,000 for the quarter ended March 31, 2002, as compared to net interest income of $137,000 for the comparable period in 2001. The increase reflects the increased free cash balances held by the Company, partially offset by lower investment rates worldwide.

The effective tax rate for the three months ended March 31, 2002 was 30.9% compared with 31.9% for the three months ended March 31, 2002, resulting from the mix of profits generated in the Company's overseas operations, with varying effective tax rates , as opposed to the mix recorded in the first quarter of 2001.

          Net income, before cumulative effect of the change in accounting principal, for the three months ended March 31, 2002, as detailed above, was $3.0 million, or $0.28 per diluted share, compared to $4.0 million, or $0.38 per diluted share for the comparable period in 2001.

          The cumulative effect of a change in accounting principal, net of taxes, resulted in a benefit of $1.9 million, or $0.18 per diluted share for the quarter ended March 31, 2002. There were no such effects in the quarter ended March 31, 2001.

          Net income, after the effects of the change in accounting principal, was $4.8 million, or $0.46 per diluted share for the quarter ended March 31, 2002 versus net income of $4.0 million, or $0.38 per diluted share for the comparable period of 2001.


LIQUIDITY AND CAPITAL RESOURCES

(U.S. dollars in thousands)
                                                  Three months ended March 31,
                                                     2002              2001
                                                     ----              ----

Cash & Cash Equivalents                            $42,567           $33,512
Net cash provided by operating activities             657              4,527
Net cash used in investing activities              (1,333)            (2,666)
Net cash provided by financing activities             604              1,234
Effect of exchange rate changes on cash              (606)            (1,680)


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

          Net cash provided by operating activities for the three months ended March 31, 2002 decreased to $0.7 million from $4.5 million for the same period in 2001. The $3.8 million decrease in net cash provided by operating activities for the three months ended March 31, 2002 compared to the comparable period in 2001 was attributable to a

$1.0 million decrease in net income, before cumulative effect of a change in accounting principal, combined with a $1.3 million increase in cash utilized for tax payments worldwide, and a $1.2 million increase in utilization of cash for property insurance payments and payments for employee medical claims incurred during the last quarter of 2001, historically the heaviest period for claims filed. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

          Net cash used in investing activities was $1.3 million for the three months ended March 31, 2002, compared to $2.7 million for the same period in 2001. Investing activities in the three month period ended March 31, 2002 consisted of investment in manufacturing equipment for the Company's five production facilities.

          Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2002 as compared to $1.2 million used in financing activities for the same period in 2001. The decrease of $0.6 million in cash provided by financing activities for the three months ended March 31, 2002 as compared to the same period in 2001 was primarily attributable to lower borrowings made to facilitate working capital requirements in the Company's subsidiaries.

          The effect of exchange rate changes on cash and cash equivalents was $0.6 million and $1.7 million for the three months ended March 31, 2002 and 2001, respectively. As approximately 77% of the Company's business is transacted in currencies other than the U.S. dollar, foreign currency fluctuations potentially can have a significant impact on dollar reported balances for the Company. The $1.1 million decrease in the exchange rate impact on cash and cash equivalents is attributable to a strengthening, during the first three months of 2002, of most of the functional currencies earned by the Company in its European and Asia-Pacific operations against the U.S. dollar, as compared to the impact during the first three months of 2001.


CONTRACTUAL OBLIGATIONS

          As of March 31, 2002, the Company had the following contractual obligations (U.S. dollars in thousands):

                                        Payments Due By Period

                                     Less                                After
                           Total     Than      1-3 years    4-5 years   5 years
                                    1 Year

Notes payable to bank     $10,306   $10,306       --            --         --
Short-term borrowings         800       800       --            --         --
Purchase commitments        1,500     1,500       --            --         --
Non-cancelable
   Operating leases         3,006     1,499      1,405         102         --
                          -----------------------------------------------------
Total contractual cash
   Obligations            $15,612   $14,105     $1,405        $102       $ --
                          =====================================================


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


EXPOSURE TO CURRENCY FLUCTUATIONS

          A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, equivalent European euro currencies and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. For the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, for example, the Company experienced a 6.2% decrease in net sales in the European region (denominated in local currencies); however, the dollar-translated net sales figures showed a net decrease of 10.7% due to the fluctuation of the dollar against the local currencies. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the

Company currently engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may not do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

MARKET RISK

          Information regarding market risk of the Company as of December 31, 2001 is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" which is included in Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 2001. There have been no material changes in the Company's exposure to market risk during the three month period ended March 31, 2002.

ORDER RECEIPTS AND BACKLOG

          Worldwide customer order receipts were $38.0 million for the quarter ended March 31, 2002, a 14.2% decrease over the same period in 2001. On a volume basis, utilizing constant currency exchange rates, order receipts for the quarter ended March 31, 2002 were $39.5 million and represent a 10.8% decrease over the quarter ended March 31, 2001.

          The worldwide backlog of unshipped orders at March 31, 2002 totaled $24.6 million, a $7.7 million or 23.8% decrease versus the backlog at March 31, 2001, and represents a 1.7% increase versus the order backlog at December 31, 2001.

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


         (b) Reports on Form 8-K:

              None.

Index To Exhibits



Exhibit No.                                           Description
-----------                                           -----------

      None.

SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    DENISON INTERNATIONAL plc



Date   May 9, 2002                 By  /s/ Bruce A. Smith
       -------------------             ------------------------
                                           Bruce A. Smith
                                           Director and Chief Financial Officer