Form 10-Q
period 2002-06-30
DENISON INTERNATIONAL PLC
filed 2002-08-14
CIK 1042598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

    Ordinary Shares, $0.01 Par Value, 10,567,700 shares as of August 14, 2002 "A" Ordinary Shares, (pound)8.00 par value, 7,015 shares as of August 14, 2002

                                TABLE OF CONTENTS

                                    FORM 10-Q


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1  Financial Statements                                                   2
           Condensed Consolidated Balance Sheets (Unaudited)                   2
           Condensed Consolidated Statements of Operations (Unaudited)         3
           Condensed Consolidated Statements of Cash Flows (Unaudited)         4
           Notes to Condensed Consolidated Financial Statements (Unaudited)    5

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                          9
           Critical Accounting Policies and Estimates                         10
           Impact of Recently Adopted Accounting Pronouncements               11
           Results of Operations                                              11
           Liquidity and Capital Resources                                    13
           Contractual Obligations                                            14
           Impact of Inflation                                                14
           Exposure to Currency Fluctuations                                  14
           Market Risk                                                        14
           Order Receipts and Backlog                                         14
           Forward-looking Information                                        15


Item 3  Quantitative and Qualitative Disclosures About Market Risk            15


                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                     15

Item 2  Changes in Securities and Use of Proceeds                             15

Item 3  Defaults upon Senior Securities                                       15

Item 4  Submission of Matters to a Vote of Security Holders                   15

Item 5  Other Information                                                     15

Item 6  Exhibits and Reports on Form 8-K                                      15



        Signatures                                                            17
        Exhibit Index                                                         18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                         DENISON INTERNATIONAL plc
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                               (U.S. dollars in thousands, except share data)
                                                                                June 30,      December 31,
                                                                                  2002            2001
                                                                                ---------      ---------

Current assets:
        Cash and cash equivalents                                               $  40,462      $  43,245
Accounts receivable, less allowances of
          $2,206 and $2,185 at June 30, 2002
          and December 31, 2001 respectively                                       36,456         27,715
        Inventories                                                                42,814         39,257
        Other current assets                                                        4,810          4,680
                                                                                ---------      ---------
           Total current assets                                                   124,542        114,897
        Property, plant and equipment, net                                         30,206         27,912
        Other assets                                                                5,191          5,022
        Goodwill, net of accumulated amortization of
           $920                                                                    12,212          8,984
                                                                                ---------      ---------
              Total assets                                                      $ 172,151      $ 156,815
                                                                                =========      =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Notes payable to bank                                                   $   5,960      $  10,545
        Accounts payable                                                           12,281         11,921
        Other accrued liabilities                                                  23,456         19,808
                                                                                ---------      ---------
           Total current liabilities                                               41,697         42,274
Noncurrent liabilities:
        Pension accrual                                                            12,000         11,345
        Other noncurrent liabilities                                                5,779          5,113
Negative goodwill, net of accumulated
          amortization of $8,715 at
          December 31, 2001                                                            --          1,858
                                                                                ---------      ---------
                                                                                   17,779         18,316

Shareholders' equity:
        `A' ordinary shares (pound)8.00 par value;
          7,125 shares authorized, and 7,015
          issued and outstanding at June 30, 2002
          and December 31, 2001                                                        86             86
        Ordinary shares $0.01 par value;
          15,000,000 shares authorized, and 10,567,700
          and 10,563,950  issued and outstanding at
          June 30, 2002 and December 31, 2001 respectively                            107            107
        Additional paid-in capital                                                  5,116          5,150
        Capital redemption reserve                                                  1,090          1,090
        Retained earnings                                                         111,338        103,107
        Accumulated other comprehensive (loss)                                     (5,062)       (13,315)
                                                                                ---------      ---------
Total shareholders' equity                                                        112,675         96,225
                                                                                ---------      ---------
           Total liabilities and shareholders' equity                           $ 172,151      $ 156,815
                                                                                =========      =========

                      The accompanying notes are an integral part of these statements.

                                DENISON INTERNATIONAL plc

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                      (U.S. dollars in thousands, except share data)

                                        Three months ended            Six months ended
                                              June 30,                     June 30,
                                        2002           2001          2002          2001
                                        ----           ----          ----          ----
Net sales                             $ 39,620      $ 41,071      $ 77,806      $ 83,788
Cost of sales                           25,618        26,186        50,208        54,195
                                      --------      --------      --------      --------
Gross profit                            14,002        14,885        27,598        29,593
Selling, general and
  administrative expenses                9,890         9,344        19,228        18,263
                                      --------      --------      --------      --------
Operating income                         4,112         5,541         8,370        11,330

Other income/(expense)                     (53)           (9)         (222)          (36)
Interest income, net                       236           337           443           474
                                      --------      --------      --------      --------
Income before taxes                      4,295         5,869         8,591        11,768
Provision for income taxes                 889         1,560         2,218         3,444
                                      --------      --------      --------      --------
Net income, before cumulative
   effect of a change in
   accounting principle                  3,406         4,309         6,373         8,324
Cumulative effect of a change
   in accounting principle, net
   of taxes                                 --            --         1,858            --
                                      --------      --------      --------      --------

Net income                            $  3,406      $  4,309      $  8,231      $  8,324
                                      ========      ========      ========      ========


Basic earnings per share,
   before cumulative effect of a
   change in accounting principle     $    .32      $    .41      $    .60      $    .79


Cumulative effect of a change
   in accounting principle                  --            --           .18            --
                                      --------      --------      --------      --------

Basic earnings per share              $    .32      $    .41      $    .78      $    .79
                                      ========      ========      ========      ========

Diluted earnings per share            $    .32      $    .41      $    .77      $    .79
                                      ========      ========      ========      ========


             The accompanying notes are an integral part of these statements.

                               DENISON INTERNATIONAL plc

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                              (U.S. dollars in thousands)
                                                                  Six months ended
                                                                       June 30,
                                                                 2002           2001
                                                                 ----           ----
Net cash provided by
  operating activities                                         $  4,374      $  9,169
                                                               --------      --------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property, plant
  and equipment                                                  (4,099)       (4,233)
Proceeds from disposal of
  property, plant and
  equipment                                                         (65)          (37)
Purchase of subsidiary, net of cash acquired                     (2,749)       (1,109)
                                                               --------      --------
Net cash used in investing activities                            (6,913)       (5,379)
                                                               --------      --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net borrowings / (repayments)
  on lines of credit                                             (4,918)          832
Exercise of stock options                                            34            --
                                                               --------      --------
Net cash provided by (used in) financing activities              (4,884)          832
                                                               --------      --------

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                                 4,640        (3,743)
                                                               --------      --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                      (2,783)          879

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                         43,245        32,097
                                                               --------      --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                             $ 40,462      $ 32,976
                                                               ========      ========


           The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Financial Statements


Interim Financial Information

     The financial information at June 30, 2002 and for the three and six month periods ended June 30, 2002 and June 30, 2001 is unaudited but includes all adjustments which Denison International plc (the "Company") considers necessary for a fair presentation of financial position at such date and the operating results and cash flows for those periods. All adjustments made were of a normal, recurring nature. Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission Rules and Regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The intercompany accounts and transactions have been eliminated in consolidation.

Effective Income Tax Rate

     The effective tax rate for the three and six months ended June 30, 2002, on income before taxes and the cumulative effect of a change in accounting principle reflects the Company's additional recognition of $450,000 in deferred tax assets from its Germany subsidiary.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.


2. Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations ceased upon adoption of this Statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this Statement. Also under this Statement, companies are required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. During 2002, the Company has performed the required transitional impairment tests of goodwill as of January 1, 2002. The Company has determined, after performing the transitional impairment tests, that the fair value of each reporting unit exceeds its carrying value, and therefore there is no impact on the earnings and financial position of the Company arising from any impairment of goodwill upon the adoption of SFAS 142 on January 1, 2002.

     Additionally, SFAS 141 requires that in a business combination in which the fair value of the net assets acquired exceeds cost, any resulting negative goodwill is recognized as an extraordinary gain in the period in which the business combination is initially recognized. The transition provision of SFAS 141 requires that upon adoption of the new accounting rules, any existing negative goodwill be adjusted as a cumulative effect of a change in accounting principle in the statement of operations. In the first quarter of 2002, the Company recorded a cumulative effect of a change in accounting principle adjustment for its remaining unamortized negative goodwill totaling $1.9 million.

     A reconciliation of previously reported net income before cumulative effect of a change in accounting principle and related per share amounts to the amounts adjusted for the exclusion of goodwill and negative goodwill amortization net of the related income tax effect follows:

(U.S. dollars and shares in thousands                          Three months ended            Six months ended
except per share data)                                               June 30,                     June 30,
------------------------------------------------------------------------------------------------------------------
                                                               2002           2001           2002          2001
Net income, before cumulative effect of a change in
accounting principle as reported                             $   3,406     $   4,309      $   8,231     $   8,324
Add back: goodwill amortization                                     --            75             --           150
Less: Negative goodwill amortization                                --          (300)            --          (600)
                                                             ---------     ---------      ---------     ---------
Adjusted net income, before cumulative effect of a
change in accounting principle as adjusted                   $   3,406     $   4,084      $   8,231     $   7,874

Basic earnings per share:
Net income, before cumulative effect of a change in
accounting principle as reported                             $     .32     $     .41      $     .60     $     .79
Add back:  goodwill amortization                                    --           .00             --           .01
Less:  Negative goodwill amortization                               --          (.03)            --          (.06)
                                                             ---------     ---------      ---------     ---------
Adjusted net income, before cumulative effect of a
change in accounting principle as adjusted                   $     .32     $     .38      $     .60     $     .74

Diluted earnings per share:
Net income, before cumulative effect of a change in
accounting principle as reported                             $     .32     $     .41      $     .59     $     .79
Add back:  goodwill amortization                                    --           .00             --           .01
Less:  Negative goodwill amortization                               --          (.03)            --          (.06)
                                                             ---------     ---------      ---------     ---------
Adjusted net income, before cumulative effect of a
change in accounting principle as adjusted                   $     .32     $     .38      $     .59     $     .74
------------------------------------------------------------------------------------------------------------------

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective January 1, 2003. The Company has determined that the adoption of SFAS 143 had no impact on its financial position or its results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Transactions for the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 also sets forth requirements for recognizing and measuring impairment losses on certain long-lived assets to be held or used. SFAS No. 144 was effective January 1, 2002. The adoption of SFAS No. 144 had no impact on the Company's financial statements.


3. Acquisitions

     On May 31, 2002 the Company completed its acquisition of 100% of the outstanding shares of Rander & Company Hydraulick-Systeme und Anlagenbau GmbH ("Rander"), effective as of June 1, 2002. The cash purchase price was $3,300,000 ($2,749,000 net of cash acquired and debt assumed). Rander designs, manufactures and distributes hydraulic systems for industrial and mobile hydraulics applications, and is located in Stuhr, Germany. The acquisition has been accounted for utilizing the purchase method of accounting, and the operating results of Rander have been included in the operating results of the Company from June 1, 2002. The initial purchase price resulted in $2.2 million of goodwill. The purchase price allocation is preliminary subject to the Company's evaluation as to the existence of identifiable intangible assets.

     The following unaudited pro forma summary presents the Company's combined results as if the acquisition occurred at January 1, 2002, after giving effect to certain adjustments. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition actually occurred at January 1, 2002:

                                                        Six months ended
                                                  (U.S. dollars in thousands)
                                               ---------------------------------
                                               June 30, 2002       June 30, 2001
                                               -------------       -------------

Revenue                                          $ 79,325           $ 85,808
Net Income                                       $  8,358           $  8,497
Basic Earnings per share                         $    .79           $    .80
Diluted earnings per share                       $    .79           $    .80

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


4. Inventory

                                             (U.S. dollars in thousands)
                                             June 30,       December 31,
Inventories consisted of the following:        2002             2001
                                             -------          -------

Finished goods                               $23,646          $21,111
Work-in-progress                               4,079            3,510
Raw materials and supplies                    15,089           14,636
                                             -------          -------
                                             $42,814          $39,257
                                             =======          =======


5. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

                                            (U.S. dollars in thousands)
                                             June 30,       December 31,
                                               2001             2002
                                               ----             ----
Cost:
  Land and buildings                         $ 6,324          $ 5,384
  Machinery and equipment                     49,627           43,960
  Motor vehicles                                 923              827
                                             -------          -------
                                              56,874           50,171
Less accumulated depreciation                (26,668)         (22,259)
                                             -------          -------
   Property, plant and equipment, net        $30,206          $27,912


6. Financial and Derivative Instruments

     The Company's worldwide manufacturing facilities sell products to the Company's sales and marketing subsidiaries under various currencies. In addition, certain of the Company's subsidiaries record billings of export sales in the customer's functional currency. Accordingly, the U.S. dollar-equivalent cash flows may vary due to changes in related foreign currency exchange rates. To reduce that risk, the Company enters into foreign currency forward contracts with a maximum hedging period of 12 months. The Company has no other freestanding or embedded derivative instruments.

     Under the cash flow hedging model, gains and losses on the foreign currency forward contracts are recorded in other comprehensive income (equity) to the extent that the hedges are effective until the underlying sale or purchase transactions are recognized in earnings. Gains and losses on sale and purchase transactions are classified as sales or cost of sales, respectively.

     The $539,000 gain recorded in equity at June 30, 2002 is expected to be reclassified to earnings over the twelve-month period ending June 30, 2003. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the three and six months ended June 30, 2002 in connection with forecasted transactions that were no longer considered probable of occurring.


7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(U.S. dollars and shares in thousands                 Three months ended                Six months ended
except per share data)                                     June 30,                          June 30,
                                                    2002             2001             2002             2001
                                                    ----             ----             ----             ----
Numerator:
Net income                                        $ 3,406          $ 4,309          $ 8,231          $ 8,324
                                                  =======          =======          =======          =======
Denominator:
Denominator for basic earnings per
share weighted-average shares                      10,568           10,564           10,568           10,564

Effect of dilutive stock options                       72               18               54               15
                                                  -------          -------          -------          -------

Denominator for diluted earnings per
share - adjusted weighted-average shares           10,640           10,582           10,622           10,579
                                                  =======          =======          =======          =======
Basic earnings per share                          $   .32          $   .41          $   .78          $   .79
                                                  =======          =======          =======          =======
Diluted earnings per share                        $   .32          $   .41          $   .77          $   .79
                                                  =======          =======          =======          =======


8. Shareholders Equity

     At the Company's 2002 Annual General Meeting of Shareholders held on May 28, 2002, shareholders unanimously approved a plan under which the Company may purchase up to 1,056,770 of its ordinary shares under certain terms and conditions. The approval will expire on November 7, 2003. As of June 30, 2002, the Company had made no purchases under the plan.


9. Comprehensive Income

The Company's total comprehensive income (loss) was as follows (U.S. dollars in thousands):

                                                      Three months ended                Six months ended
                                                           June 30,                          June 30,
                                                    2002             2001             2002             2001
                                                    ----             ----             ----             ----
Net income                                        $ 3,406          $ 4,309          $ 8,231          $ 8,324
Foreign currency translation
  adjustment                                        8,978           (1,210)           7,652           (5,344)
Derivative instruments, net of tax                    570             (406)             601             (545)
                                                  -------          -------          -------          -------
Comprehensive income                              $12,954          $ 2,693          $16,484          $ 2,435
                                                  =======          =======          =======          =======


The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2001 and June 30, 2002 is as follows:

                                 Foreign                       Accumulated Other
                                 Currency      Derivative        Comprehensive
                               Translation     Instruments       Income (loss)
                               -----------     -----------    ------------------
Balance at December 31, 2001    $(13,253)      $    (62)      $(13,315)
Current period other
Comprehensive Income               7,652            601          8,253

Balance at June 30, 2002        $ (5,601)      $    539       $ (5,062)


10. Segment Information

A summary of the Company's operations by geographic area follows:

                                          Three months ended           Six months ended
                                               June 30,                    June 30,
                                          2002          2001          2002          2001
                                          ----          ----          ----          ----
Sales to unaffiliated companies:
Europe                                  $ 21,948      $ 21,633      $ 43,322      $ 45,555
North America                             11,874        13,628        23,496        27,821
Asia-Pacific                               5,798         5,810        10,988        10,412
                                        --------      --------      --------      --------

  Total consolidated                    $ 39,620      $ 41,071      $ 77,806      $ 83,788
                                        ========      ========      ========      ========

Transfers between geographic areas:

Europe                                  $ 10,108      $ 10,926      $ 19,243      $ 23,015
North America                              3,213         2,931         6,449         6,838
Asia-Pacific                                  28             6           139             6
                                        --------      --------      --------      --------

  Total transfers                         13,349        13,863        25,831        29,859
  Eliminations                           (13,349)      (13,863)      (25,831)      (29,859)
                                        --------      --------      --------      --------

  Total consolidated                    $      0      $      0      $      0      $      0
                                        ========      ========      ========      ========

Operating Income (Loss):

Europe                                  $  2,972      $  3,731      $  6,171      $  8,748
North America                                687           630         1,142         1,870
Asia-Pacific                                 417           615           713           848
Corporate                                     36           565           344          (136)
                                        --------      --------      --------      --------

  Total consolidated                    $  4,112      $  5,541      $  8,370      $ 11,330
                                        ========      ========      ========      ========


Identifiable assets:                       June 30, 2002       December 31, 2001
                                           -------------       -----------------

Europe                                        $117,938             $107,952
North America                                   36,034               31,400
Asia-Pacific                                    18,179               17,463
                                              --------             --------

  Total consolidated                          $172,151             $156,815
                                              ========             ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes related thereto appearing in
Item 1. Financial Statements.

     Although the Company reports its financial results in U.S. dollars, approximately 74% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported net sales, as well as the cost of goods sold, gross profit and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The table below summarizes the results of operations for the three and six months ended June 30, 2002 at the actual currency rates utilized for the period and as adjusted utilizing the currency rates in effect for the comparable period of 2001.

(U.S. dollars in Thousands)

                              Three Months Ended                 Six Months Ended
                                June 30, 2002                     June 30, 2002
                              ------------------                 ----------------
                                           Adjusted                          Adjusted
                                        Utilizing 2001                    Utilizing 2001
                        As Reported     Currency Rates    As Reported     Currency Rates
                        -----------     --------------    -----------     --------------
Net Sales                 $39,620          $38,611          $77,806          $78,332

Gross Profit               14,002           13,608           27,598           27,776

SG&A Expenses               9,890            9,645           19,228           19,345

Operating Income            4,112            3,963            8,370            8,431


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

Deferred Tax Assets

     Carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would result in a decrease in the Company's income tax expense in the Company's consolidated statement of operations. Management evaluates the extent to which it will realize the future benefits of the deferred tax assets annually and assesses the need for adjustments in its valuation allowances. For the six months ended June 30, 2002 the Company has recorded additional deferred tax assets associated with its German operations based on an analysis of the additional future amounts to be realized. The additional amount realized had the impact of reducing income tax expense, on a one time basis, for the six months ended June 30, 2002, by $450,000.


IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 in the first quarter of 2002. Its adoption had a twofold impact on the Company's results for the six months ended June 30, 2002. SFAS 142 provisions pertaining to the immediate elimination of negative goodwill resulted in a cumulative effect of a change in accounting principle and had a one time after tax benefit to earnings in the first quarter of 2002 of $1.9 million, or $0.18 per diluted share. There were no such impacts from a change in accounting principle for the six months ended June 30, 2001. In addition, SFAS 142 provisions pertaining to the systematic elimination of amortization of goodwill (approximately $75,000 per quarter) has a recurring benefit of less than $0.01 per diluted share per quarter. The Company has completed its transitional impairment tests of goodwill. The transitional impairment tests resulted in no impact on the Company's earnings and financial position.


RESULTS OF OPERATIONS

Second Quarter June 30, 2002 Compared with Second Quarter ended June 30, 2001

     The Company's net sales decreased 3.6% to $39.6 million in the three months ended June 30, 2002 from $41.1 million for the same period in 2001. During the same period, net sales in Europe increased .9% to $21.9 million from $21.7 million; net sales in North America decreased 12.5% to $11.9 million from $13.6 million; and net sales in Asia-Pacific region remained unchanged at $5.8 million. The primary reason for the decreased volume in the second quarter of 2002 compared with the second quarter of 2001 was the continued weakness in the economic conditions in the Company's North American segment operations.

     The Company's gross profit decreased to $14.0 million for the quarter ended June 30, 2002 from $14.9 million in the same period of 2001. Gross profit as a percentage of net sales of 35.3% in the quarter ended June 30, 2002 was unfavorable to the gross profit as a percentage of net sales of 36.2% recorded for the quarter ended June 30, 2001. The decreased dollar value and percentage of gross profit can be attributed to the decrease in net sales volume recorded, combined with the impact of lower production activity at the Company's manufacturing facilities as production levels are matched to customer volume levels.

     Gross profit in Europe decreased 4.8% to $8.3 million for the three months ended June 30, 2002 from $8.8 million in the same period of 2001. Gross profit in North America of $3.7 million decreased 5.1% or $0.2 million versus gross profit recorded in the comparable period of 2001. Asia-Pacific gross profit of $1.9 million was unchanged compared to the gross profit recorded for the same period of 2001.

     Selling, general and administrative ("SG&A") expenses increased by 5.8% to $9.9 million for the quarter ended June 30, 2002 versus SG&A expenses of $9.3 million for the quarter ended June 30, 2001. These expenses as a percentage of net sales were 25.0% for 2002 as compared to 22.8% for 2001. The increase in these expenses as a percentage of net sales for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 is due primarily to the absence of amortization of negative goodwill of $300,000 in the 2002 period.

     Operating income decreased 25.8% to $4.1 million in the three month period ended June 30, 2002 from $5.5 million in the comparable period of 2001. Operating income as a percentage of net sales decreased to 10.4% in the quarter ended June 30, 2002 from 13.5% in the quarter ended June 30, 2001. The changes in exchange rates had the effect of increasing operating income for the period by $0.1 million. The reduction in operating income and operating income as a percentage of net sales resulted from the variances noted in gross profit and SG&A expenses.

     Other expense was recorded in the quarter ended June 30, 2002 of $53,000 (0.1% of net sales) versus other expense of $9,000 for the comparable period of 2001. The increase in other expense was the result of an increase in the recognition of non-cash currency losses on inter-company loans for the quarter ended June 30, 2002, versus the comparable period in 2001.

     Net interest income was $236,000 for the quarter ended June 30, 2002, as compared to net interest income of $337,000 for the comparable period in 2001. The decrease reflects lower short term interest rates worldwide.

     The effective tax rate for the three months ended June 30, 2002 was 20.7% compared with 26.6% for the three months ended June 30, 2001, resulting from the one time recognition of $450,000 in additional deferred tax assets for the Company's German operations, combined with the mix of profits generated in the Company's overseas operations, with varying effective tax rates.

     Net income, before and after the cumulative effect of the change in accounting principle, for the three months ended June 30, 2002, as detailed above, was $3.4 million, or $0.32 per diluted share, compared to $4.3 million, or $0.41 per diluted share for the comparable period in 2001.

Six months ended June 30, 2002 Compared with Six months ended June 30, 2001

     The Company's net sales decreased 7.1% to $77.8 million in the six months ended June 30, 2002 from $83.8 million for the same period in 2001. During the same period, net sales in North America decreased 15.5% to $23.5 million from $27.8 million; net sales in Europe decreased 5.5% to $43.3 million from $45.6 million; and net sales in the Asia-Pacific region increased 5.5% to $11.0 million from $10.4 million. The primary reason for the decreased volume recorded year to date 2002 compared with the same period in 2001 were the slow economic conditions in the Company's North American and European markets, and the de-stocking of inventory by the Company's United States distributors. Partially offsetting these negative factors were the continuing recovery of the economies in the Asia-Pacific region, combined with the Company's increased efforts to further penetrate those markets.

     The Company's gross profit decreased 6.7% to $27.6 million for the six months ended June 30, 2002 from $29.6 million in the same period of 2001. Gross profit as a percentage of net sales increased to 35.4% for year to date 2002 from 35.3% in the comparable period of 2001. The decreased gross profit was primarily attributable to the lower sales volumes recorded, while the favorable showing of gross profits as a percentage of net sales was the result of the impacts of cost reductions made throughout 2002 at the Company's manufacturing facilities.

     Gross profit in North America decreased 3.9% to $7.1 million for the six months ended June 30, 2002 from $7.4 million in the same period of 2001. Gross profit in Europe of $16.6 million decreased 13.3% or $2.5 million versus gross profit recorded in the comparable period of 2001. Asia-Pacific gross profit increased 2.4% to $3.5 million from $3.4 million.

     SG&A expenses increased 5.2% to $19.2 million for the six months ended June 30, 2002 from $18.3 million for the six months ended June 30, 2001. SG&A expenses as a percentage of net sales were 24.7% for 2002 as compared to 21.8% for 2001. The increase in these expenses for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 is due primarily the absence of amortization of negative goodwill of $600,000 in the 2002 period.

     Operating income decreased 26.1% to $8.4 million in the six month period ended June 30, 2002 from $11.3 million in the comparable period of 2001. Operating income as a percentage of net sales decreased to 10.8% in the six months ended June 30, 2002 from 13.5% in the six months ended June 30, 2001.

     Other expense was recorded in the six months ended June 30, 2002 of $222,000 as compared to other expense of $36,000 for the comparable period of 2001. The increase in other expense was the result of recognition of non-cash currency losses on inter-company loans for the six months ended June 30, 2002, at higher levels than the comparable period of 2001.

     Net interest income was $443,000 for the six months ended June 30, 2002, as compared to net interest income of $474,000 for the comparable period in 2001 due to lower worldwide short term interest rates, partially offset by higher investable cash balances.

     The effective tax rate for the six months ended June 30, 2002, on income before taxes and the cumulative of a change in accounting principal, was 25.8% compared with 29.3% for the six months ended June 30, 2001. The lower effective tax rates for the six months ended June 30, 2002 reflects the additional one time recognition of deferred tax assets for the Company's German operations of $450,000.

     Net income, before cumulative effect of the change in accounting principle, for the six months ended June 30, 2002, as detailed above, was $6.4 million, or $0.60 per diluted share, compared to $8.3 million, or $0.79 per diluted share for the comparable period in 2001.

     The cumulative effect of a change in accounting principle, net of taxes, resulted in a benefit of $1.9 million, or $0.18 per diluted share for the six months ended June 30, 2002. There were no such effects in the six months ended June 30, 2001.

     Net income, after the effects of the change in accounting principle, was $8.2 million, or $0.77 per diluted share for the six months ended June 30, 2002 versus net income of $8.3 million, or $0.79 per diluted share for the comparable period of 2001.


LIQUIDITY AND CAPITAL RESOURCES

(U.S. dollars in thousands)
                                                     Six months ended June 30,
                                                      2002               2001
                                                      ----               ----

Cash & Cash Equivalents                            $ 40,462           $ 32,976
Net cash provided by operating activities             4,374              9,169
Net cash used in investing activities                (6,913)            (5,379)
Net cash provided by financing activities            (4,884)               832
Effect of exchange rate changes on cash               4,640             (3,743)


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

     Net cash provided by operating activities for the six months ended June 30, 2002 decreased to $4.4 million from $9.2 million for the same period in 2001. The $4.8 million decrease in net cash provided by operating activities for the six months ended June 30, 2002 compared to the comparable period in 2001 was attributable to a $2.0 million decrease in net income, before a cumulative change in accounting principle, combined with a $1.6 million increase in cash utilized for tax payments worldwide, and a $1.2 million increase in utilization of cash for primary working capital. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

     Net cash used in investing activities was $6.9 million for the six months ended June 30, 2002, compared to $5.4 million for the same period in 2001. Investing activities in the six month period ended June 30, 2002 consisted of investment in manufacturing equipment for the Company's six production facilities of $4.2 million and $2.7 million for the acquisition of Rander & Co., net of cash acquired and debt assumed.

     Net cash used in financing activities was $4.9 million for the six months ended June 30, 2002 as compared to cash provided of $.8 million for the same period in 2001. The decrease of $5.7 million in cash provided by financing activities for the six months ended June 30, 2002 as compared to the same period in 2001 was primarily attributable to repayments made on certain of the Company's credit facilities.

     The effect of exchange rate changes on cash and cash equivalents was $4.6 million of cash provided and $3.7 million of cash utilized for the six months ended June 30, 2002 and 2001, respectively. As approximately 77% of the Company's business is transacted in currencies other than the U.S. dollar, foreign currency fluctuations potentially can have a significant impact on dollar reported balances for the Company. The $8.4 million increase in the exchange rate impact on cash and cash equivalents is attributable to a strengthening, during the first six months of 2002, of most of the functional currencies earned by the Company in its European and Asia-Pacific operations against the U.S. dollar, as compared to the impact of weakening of most of the functional currencies earned by the Company in its European operations during the first six months of 2001.

CONTRACTUAL OBLIGATIONS

As of June 30, 2002, the Company had the following contractual obligations (U.S. dollars in thousands):

                                    Payments Due By Period
                                             Less
                                             Than                                    After
                              Total         1 Year      1-3 years     4-5 years     5 years
Notes payable to bank        $ 5,160       $ 5,160            --            --          --
Short-term borrowings            800           800            --            --          --
Purchase commitments           1,200         1,200            --            --          --
Non-cancelable
Operating leases               3,006         1,499         1,405           102          --
                             -------       -------       -------       -------       -----
Total contractual cash       $10,166       $ 8,659       $ 1,405       $   102       $  --
Obligations
                             =======       =======       =======       =======       =====


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

EXPOSURE TO CURRENCY FLUCTUATIONS

     A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, equivalent European euro currencies and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. For the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, for example, the Company experienced an 8.9% increase in net sales in the Asia-Pacific region (denominated in local currencies); however, the dollar-translated net sales figures showed a net increase of 5.5% due to the fluctuation of the dollar against the local currencies. Another example can be shown in increase in the Company's primary working capital, which increased from $72.6 million at December 31, 2001 to $82.8 million at June 30, 2002; an increase of $10.2 million. Of the $10.2 million increase in primary working capital nearly 80% or $8.0 million can be attributed to the weakening US dollar against primarily the Euro. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the Company currently engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may not do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

MARKET RISK

     Information regarding market risk of the Company as of December 31, 2001 is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" which is included in Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 2001. There have been no material changes in the Company's exposure to market risk during the six month period ended June 30, 2002.

ORDER RECEIPTS AND BACKLOG

     Worldwide customer order receipts were $40.2 million for the quarter ended June 30, 2002, a 7.5% increase over the same period in 2001. On a volume basis, utilizing constant currency exchange rates, order receipts for the quarter ended June 30, 2002 were $39.1 million and represent a 4.5% increase over the quarter ended June 30, 2001.

     The worldwide backlog of unshipped orders at June 30, 2002 totaled $29.3 million, a $.2 million or .6% increase versus the backlog at June 30, 2001, and represents a 21.1% increase versus the order backlog at December 31, 2001.

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

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     2.1 Agreement, dated May 31, 2002, by and among Denison Hydraulicks GmbH and the shareholders of Rander & Co. Hydraulick-Systeme und Anlagenbau GmbH ("Rander"), for the acquisition of 100% of the outstanding shares of Rander. (Informal English Translation)

     99.1 Certification of Chief Executive Officer, David L. Weir, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer, Bruce A. Smith, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Certificate of English Translation.

     (b) Reports on Form 8-K:

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DENISON INTERNATIONAL plc
                                        (Registrant)

Date: August 14, 2002                       /s/  Bruce A. Smith
      ---------------                   ---------------------------------
                                        Bruce A. Smith
                                        Director and Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

Index To Exhibits

Exhibit No.   Description
-----------   -----------

    2.1 Agreement, dated May 31, 2002, by and among Denison Hydraulicks GmbH and the shareholders of Rander & Co. Hydraulick-Systeme und Anlagenbau GmbH ("Rander"), for the acquisition of 100% of the outstanding shares of Rander. (Informal English Translation)

    99.1 Certification of Chief Executive Officer, David L. Weir, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of Chief Financial Officer, Bruce A. Smith, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.3      Certificate of English Translation.