Form 10-Q
period 2002-09-30
DENISON INTERNATIONAL PLC
filed 2002-11-14
CIK 1042598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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

   Ordinary Shares, $0.01 Par Value, 10,117,700 shares as of November 14, 2002 "A" Ordinary Shares,(pound)8.00 par value, 7,015 shares as of November 14, 2002

                                TABLE OF CONTENTS

                                    FORM 10-Q


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1  Financial Statements                                                   2
            Condensed Consolidated Balance Sheets (Unaudited)                  2
            Condensed Consolidated Statements of Operations (Unaudited)        3
            Condensed Consolidated Statements of Cash Flows (Unaudited)        4
            Notes to Condensed Consolidated Financial Statements (Unaudited)   5

Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  9
            Critical Accounting Policies and Estimates                        10
            Impact of Recently Adopted Accounting Pronouncements              11
            Results of Operations                                             11
            Liquidity and Capital Resources                                   13
            Contractual Obligations                                           14
            Impact of Inflation                                               14
            Exposure to Currency Fluctuations                                 14
            Market Risk                                                       14
            Order Receipts and Backlog                                        14
            Forward-looking Information                                       15

Item 3  Quantitative and Qualitative Disclosures About Market Risk            15


                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                     16

Item 2  Changes in Securities and Use of Proceeds                             16

Item 3  Defaults upon Senior Securities                                       16

Item 4  Submission of Matters to a Vote of Security Holders                   16

Item 5  Other Information                                                     16

Item 6  Exhibits and Reports on Form 8-K                                      16


            Signatures                                                        17
            Certifications                                                    18
            Exhibit Index                                                     20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                               DENISON INTERNATIONAL plc
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                    (U.S. dollars in thousands, except share data)

                                                             September 30,  December 31,
                                                                 2002          2001
                                                             -------------  ------------
Current assets:
     Cash and cash equivalents                                 $  38,670    $  43,245
     Accounts receivable, less allowances of
       $2,187 and $2,185 at September 30, 2002
       and December 31, 2001 respectively                         33,228       27,715
     Inventories                                                  42,404       39,257
     Other current assets                                          4,705        4,680
                                                               ---------    ---------
       Total current assets                                      119,007      114,897
     Property, plant and equipment, net                           29,374       27,912
     Other assets                                                  5,314        5,022
     Goodwill, net of accumulated amortization of
           $920                                                   12,165        8,984
                                                               ---------    ---------
           Total assets                                        $ 165,860    $ 156,815
                                                               =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable to bank                                     $     945    $  10,545
     Accounts payable                                             12,130       11,921
     Other accrued liabilities                                    23,211       19,808
                                                               ---------    ---------
       Total current liabilities                                  36,286       42,274
Noncurrent liabilities:
     Pension accrual                                              12,829       11,345
     Other noncurrent liabilities                                  5,702        5,113
     Negative goodwill, net of accumulated
       amortization of $8,715 at
       December 31, 2001                                              --        1,858
                                                               ---------    ---------
                                                                  18,531       18,316

Shareholders' equity:
     `A' ordinary shares(pound)8.00 par value;
       7,125 shares authorized, and 7,015
       issued and outstanding at September 30, 2002
       and December 31, 2001                                          86           86
     Ordinary shares $0.01 par value;
       15,000,000 shares authorized, and 10,317,700
       and 10,563,950  issued and outstanding at
       September 30, 2002 and December 31, 2001 respectively         105          107
     Additional paid-in capital                                    5,116        5,150
     Capital redemption reserve                                    1,090        1,090
     Retained earnings                                           110,798      103,107
     Accumulated other comprehensive (loss)                       (6,152)     (13,315)
                                                               ---------    ---------
Total shareholders' equity                                       111,043       96,225
                                                               ---------    ---------
       Total liabilities and shareholders' equity              $ 165,860    $ 156,815
                                                               =========    =========

           The accompanying notes are an integral part of these statements.

                              DENISON INTERNATIONAL plc

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                   (U.S. dollars in thousands, except share data)

                                      Three months ended        Nine months ended
                                         September 30,             September 30,
                                       2002         2001        2002         2001
                                       ----         ----        ----         ----
Net sales                           $  38,925    $  36,612   $ 116,731    $ 120,400
Cost of sales                          24,728       23,739      74,936       77,934
                                    ---------    ---------   ---------    ---------
Gross profit                           14,197       12,873      41,795       42,466
Selling, general and
  administrative expenses              10,007        8,653      29,235       26,916
                                    ---------    ---------   ---------    ---------
Operating income                        4,190        4,220      12,560       15,550
Other income/(expense)                   (110)         207        (332)         171
Interest income, net                      270          233         713          707
                                    ---------    ---------   ---------    ---------
Income before taxes                     4,350        4,660      12,941       16,428
Provision for income taxes              1,130        1,441       3,348        4,885
                                    ---------    ---------   ---------    ---------
Net income, before cumulative
   effect of a change in
   accounting principle                 3,220        3,219       9,593       11,543
Cumulative effect of a change
   in accounting principle, net
   of taxes                                --           --       1,858           --
                                    ---------    ---------   ---------    ---------

Net income                          $   3,220    $   3,219   $  11,451    $  11,543
                                    =========    =========   =========    =========

Basic earnings per share,
   before cumulative effect of a
   change in accounting principle   $     .31    $     .31   $     .91    $    1.09

Cumulative effect of a change
   in accounting principle                 --           --         .18           --
                                    ---------    ---------   ---------    ---------
Basic earnings per share            $     .31    $     .31   $    1.09    $    1.09
                                    =========    =========   =========    =========

Diluted earnings per share          $     .31    $     .30   $    1.08    $    1.09
                                    =========    =========   =========    =========


          The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (U.S. dollars in thousands)


                                                        Nine months ended
                                                          September 30,
                                                        2002        2001
                                                        ----        ----

Net cash provided by
  operating activities                                $ 13,002    $ 14,022
                                                      --------    --------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property, plant
  and equipment                                         (4,339)     (6,923)
Proceeds from disposal of
  property, plant and
  equipment                                               (150)        (34)
Purchase of subsidiary, net of cash acquired            (2,749)     (1,109)
                                                      --------    --------
Net cash used in investing activities                   (7,238)     (8,066)
                                                      --------    --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net borrowings / (repayments)
  on lines of credit                                    (9,669)      1,637
Buyback of stock                                        (3,010)       --
Exercise of stock options                                   34        --
                                                      --------    --------
Net cash provided by (used in) financing activities    (12,645)      1,637
                                                      --------    --------

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                        2,306      (1,406)
                                                      --------    --------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                             (4,575)      6,187

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                43,245      32,097
                                                      --------    --------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                    $ 38,670    $ 38,284
                                                      ========    ========


        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Financial Statements

Interim Financial Information

     The financial information at September 30, 2002 and for the three and nine month periods ended September 30, 2002 and September 30, 2001 is unaudited but includes all adjustments which Denison International plc (the "Company") considers necessary for a fair presentation of financial position at such date and the operating results and cash flows for those periods. All adjustments made were of a normal, recurring nature. Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission Rules and Regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The intercompany accounts and transactions have been eliminated in consolidation.

Effective Income Tax Rate

     The effective tax rate for the nine months ended September 30, 2002, on income before taxes and the cumulative effect of a change in accounting principle reflects the Company's additional recognition of $450,000 in deferred tax assets from its Germany subsidiary. There were no such additional recognitions of deferred tax assets for the three months ended September 30, 2002.

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

     A reconciliation of previously reported net income before cumulative effect of a change in accounting principle and related per share amounts to the amounts adjusted for the exclusion of goodwill and negative goodwill amortization net of the related income tax effect follows:

                                         Three months ended        Nine months ended
                                            September 30,            September 30,
(U.S. dollars in thousands,               2002        2001         2002        2001
except per share data)                    ----        ----         ----        ----
Net income,  before  cumulative
effect of a change in accounting
principle as reported                  $   3,220   $   3,219    $   9,593   $   11,543
Add back: goodwill amortization               --          81           --          231
Less: Negative goodwill amortization          --        (316)          --         (916)
Adjusted net income, before            ---------   ---------    ---------   ----------
cumulative effect of a change
in accounting principle as adjusted    $   3,220   $   2,984    $   9,593   $   10,858

Basic earnings per share:
Net income, before cumulative
effect of a change in accounting
principle as reported                  $     .31   $     .31    $     .91   $     1.09
Add back: goodwill amortization               --         .01           --          .02
Less: Negative goodwill amortization          --        (.03)          --         (.09)
Adjusted net income, before            ---------   ---------    ---------   ----------
cumulative  effect  of a change
in accounting principle as adjusted    $     .31   $     .29    $     .91   $     1.02

Diluted earnings per share:
Net income, before cumulative
effect of a change in accounting
principle as reported                  $     .31   $     .30    $     .90   $     1.09
Add back: goodwill amortization               --         .01           --          .02

Less: Negative goodwill amortization          --        (.03)          --         (.09)
Adjusted net income, before            ---------   ---------    ---------   ----------
cumulative effect of a change
in accounting principle as adjusted    $     .31   $     .28    $     .90   $     1.02


     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective January 1, 2003. The Company has determined that the adoption of SFAS 143 will have no impact on its financial position or results of operations.

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


1. Acquisitions

     On May 31, 2002 the Company completed its acquisition of 100% of the outstanding shares of Rander & Company Hydraulick-Systeme und Anlagenbau GmbH ("Rander"), effective as of June 1, 2002. The cash purchase price was $3,300,000 ($2,749,000 net of cash acquired and debt assumed). Rander designs, manufactures and distributes hydraulic systems for industrial and mobile hydraulics applications, and is located in Stuhr, Germany. The acquisition has been accounted for utilizing the purchase method of accounting, and the operating results of Rander have been included in the operating results of the Company from June 1, 2002. The purchase price resulted in $2.2 million of goodwill. The Company preformed an evaluation of the operations of Rander and determined that there were no identifiable intangible assets.

     The following unaudited pro forma summary presents the Company's combined results as if the acquisition occurred at January 1, 2001, after giving effect to certain adjustments. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition actually occurred at January 1, 2001:


                                             Nine months ended
(U.S. dollars in thousands)      September 30, 2002    September 30, 2001
                                 ------------------    ------------------

Revenue                               $ 119,526            $ 123,243
Net Income                            $  11,646            $  11,827
Basic Earnings per share              $    1.10            $    1.12
Diluted earnings per share            $    1.10            $    1.12


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


4.  Inventory

                                          (U.S. dollars in thousands)
                                       September 30,         December 31,
                                           2002                 2001
                                           ----                 ----
Inventories consisted of the following:

Finished goods                            $ 23,955             $ 21,111
Work-in-progress                             3,454                3,510
Raw materials and supplies                  14,995               14,636
                                         ---------            ---------
                                          $ 42,404             $ 39,257
                                         =========            =========


5. Property, Plant and Equipment

                                          (U.S. dollars in thousands)
                                       September 30,         December 31,
                                           2002                 2001
                                           ----                 ----
Property, plant and equipment, net,
consisted of the following:

Cost:
  Land and buildings                      $  6,467             $  5,384
  Machinery and equipment                   49,783               43,960
  Motor vehicles                               901                  827
                                         ---------            ---------
                                            57,151               50,171
Less accumulated depreciation              (27,777)             (22,259)
                                         ---------            ---------
Property, plant and equipment, net        $ 29,374             $ 27,912
                                         =========            =========


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

     The $271,000 gain recorded in equity at September 30, 2002 is expected to be reclassified to earnings over the twelve-month period ending September 30, 2003. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the three and nine months ended September 30, 2002 in connection with forecasted transactions that were no longer considered probable of occurring.
                                       7

7. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(U.S. dollars and shares in thousands              Three months ended           Nine months ended
except per share data)                                September 30,               September 30,
                                                    2002          2001          2002          2001
                                                    ----          ----          ----          ----
Numerator:
   Net income                                     $ 3,220       $ 3,219       $11,451       $11,543
                                                  =======       =======       =======       =======

Denominator:
   Denominator for basic earnings per
   share weighted-average shares                   10,511        10,564        10,548        10,564

Effect of dilutive stock options                       15            23            42            18
                                                  -------       -------       -------       -------

   Denominator for diluted earnings per
   share - adjusted weighted-average shares        10,526        10,587        10,590        10,582
                                                  =======       =======       =======       =======
Basic earnings per share                          $   .31       $   .31       $  1.09       $  1.09
                                                  =======       =======       =======       =======
Diluted earnings per share                        $   .31       $   .30       $  1.08       $  1.09
                                                  =======       =======       =======       =======


8. Shareholders Equity

     At the Company's 2002 Annual General Meeting of Shareholders held on May 28, 2002, shareholders unanimously approved a plan under which the Company may purchase up to 1,056,770 of its ordinary shares under certain terms and conditions. The approval will expire on November 7, 2003. During the third quarter of fiscal 2002, 250,000 shares were purchased and retired under this plan for an aggregate price of $3.8 million. As of September 30, 2002, the Company had remaining authorization for future purchases under the plan of 806,770 shares or approximately $12.0 million at market price as of September 30, 2002.


9. Comprehensive Income

The Company's total comprehensive income (loss) was as follows (U.S. dollars in thousands):

                                                   Three months ended           Nine months ended
                                                      September 30,               September 30,
                                                    2002          2001          2002          2001
                                                    ----          ----          ----          ----
Net income                                        $  3,220      $ 3,219       $11,451       $11,543
Foreign currency translation
  adjustment                                          (822)       3,535         6,830        (1,809)
Derivative instruments, net of tax                    (268)         745           333           200
                                                  --------      -------       -------       -------
Comprehensive income                              $  2,130      $ 7,499       $18,614       $ 9,934
                                                  ========      =======       =======       =======


The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2001 and September 30, 2002 is as follows:

                                   Foreign                   Accumulated Other
                                   Currency     Derivative     Comprehensive
                                 Translation    Instruments    Income (loss)
                                 -----------    -----------    -------------
Balance at December 31, 2001      $(13,253)      $    (62)      $(13,315)
Current period other
   Comprehensive Income              6,830            333          7,163
                                  --------       --------       --------

Balance at September 30, 2002     $ (6,423)      $    271       $ (6,152)
                                  ========       ========       ========

10. Segment Information

     A summary of the Company's operations by geographic area follows:

                                           Three months ended             Nine months ended
                                              September 30,                 September 30,
                                           2002           2001           2002           2001
                                           ----           ----           ----           ----
Sales to unaffiliated companies:

     Europe                             $  21,488      $  20,668      $  64,810      $  66,223
     North America                         11,568         10,574         35,064         38,395
     Asia-Pacific                           5,869          5,370         16,857         15,782
                                        ---------      ---------      ---------      ---------

       Total consolidated               $  38,925      $  36,612      $ 116,731      $ 120,400
                                        =========      =========      =========      =========

Transfers between geographic areas:

     Europe                             $  10,376      $   9,307      $  29,619      $  32,322
     North America                          3,308          4,086          9,757         10,924
     Asia-Pacific                              51             44            190             50
                                        ---------      ---------      ---------      ---------

       Total transfers                     13,735         13,437         39,566         43,296
       Eliminations                       (13,735)       (13,437)       (39,566)       (43,296)
                                        ---------      ---------      ---------      ---------

       Total consolidated               $       0      $       0      $       0      $       0
                                        =========      =========      =========      =========

Operating Income (Loss):

     Europe                             $   3,094      $   3,328      $   9,265      $  12,076
     North America                            928            410          2,070          2,280
     Asia-Pacific                             359            520          1,072          1,368
     Corporate                               (191)           (38)           153           (174)
                                        ---------      ---------      ---------      ---------

       Total consolidated               $   4,190      $   4,220      $  12,560      $  15,550
                                        =========      =========      =========      =========

Identifiable assets:                September 30, 2002     December 31, 2001
                                    ------------------     -----------------
     Europe                             $ 112,807              $ 107,952
     North America                         34,590                 31,400
     Asia-Pacific                          18,463                 17,463

       Total consolidated               $ 165,860              $ 156,815


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes related thereto appearing in
Item 1. Financial Statements.

     Although the Company reports its financial results in U.S. dollars, approximately 74% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported net sales, as well as the cost of goods sold, gross profit and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The table below summarizes the results of operations for the three and nine months ended September 30, 2002 at the actual currency rates utilized for the period and as adjusted utilizing the currency rates in effect for the comparable period of 2001.

                              Three Months Ended                 Nine Months Ended
                              September 30, 2002                September 30, 2002
                              ------------------                ------------------
(U.S. dollars in thousands)
                                          Adjusted                           Adjusted
                                       Utilizing 2001                     Utilizing 2001
                        As Reported    Currency Rates     As Reported     Currency Rates
                        -----------    --------------     -----------     --------------
Net Sales                $ 38,925         $ 36,820         $116,731         $115,152

Gross Profit               14,197           13,367           41,795           41,143

SG&A Expenses              10,007            9,452           29,235           28,797

Operating Income            4,190            3,915           12,560           12,346


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

Deferred Tax Assets

     Carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would result in a decrease in the Company's income tax expense in the Company's consolidated statement of operations. Management evaluates the extent to which it will realize the future benefits of the deferred tax assets annually and assesses the need for adjustments in its valuation allowances. For the nine months ended September 30, 2002 the Company has recorded additional deferred tax assets associated with its German operations based on an analysis of the additional future amounts to be realized. The additional amount realized had the impact of reducing income tax expense, on a one time basis, for the nine months ended September 30, 2002, by $450,000.


IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 in the first quarter of 2002. Its adoption had a twofold impact on the Company's results for the nine months ended September 30, 2002. SFAS 142 provisions pertaining to the immediate elimination of negative goodwill resulted in a cumulative effect of a change in accounting principle and had a one time after tax benefit to earnings in the first quarter of 2002 of $1.9 million, or $0.18 per diluted share. There were no such impacts from a change in accounting principle for the nine months ended September 30, 2001. In addition, SFAS 142 provisions pertaining to the systematic elimination of amortization of goodwill (approximately $75,000 per quarter) has a recurring benefit of less than $0.01 per diluted share per quarter. The Company has completed its transitional impairment tests of goodwill. The transitional impairment tests resulted in no impact on the Company's earnings and financial position.


RESULTS OF OPERATIONS


Third Quarter September 30, 2002 Compared with Third Quarter ended September 30, 2001

     The Company's net sales increased 6.3% to $38.9 million in the three months ended September 30, 2002 from $36.6 million for the same period in 2001. During the same period, net sales in Europe increased 3.9% to $21.5 million from $20.7 million; net sales in North America increased 9.4% to $11.6 million from $10.6 million; and net sales in Asia-Pacific region increased 9.3% to $5.9 million from $5.4 million. The increased sales in the third quarter of 2002 compared with the third quarter of 2001 resulted from stronger sales from the Company's distributor customers in its North American segment, combined with the impact of a strong Euro throughout the quarter and the resulting impact on the translation of the Company's European operations. Also adding to the sales performance in the third quarter of 2002 was $875,000 of incremental sales from Rander, an acquisition completed in the second quarter of 2002.

     The Company's gross profit increased to $14.2 million for the quarter ended September 30, 2002 from $12.9 million in the same period of 2001. Gross profit as a percentage of net sales of 36.5% in the quarter ended September 30, 2002 was favorable to the gross profit as a percentage of net sales of 35.2% recorded for the quarter ended September 30, 2001. The increased dollar value and percentage of gross profit can be attributed to the increase in net sales volume recorded, combined with the impact of higher production activity at the Company's manufacturing facilities and cost controls implemented.

     Gross profit in Europe increased 6.2% to $8.6 million for the three months ended September 30, 2002 from $8.1 million in the same period of 2001. Gross profit in North America of $3.7 million increased 19.3% or $0.6 million versus gross profit recorded in the comparable period of 2001. Asia-Pacific gross profit of $1.9 million was unchanged compared to the gross profit recorded for the same period of 2001.

     Selling, general and administrative ("SG&A") expenses increased by 14.9% to $10.0 million for the quarter ended September 30, 2002 versus SG&A expenses of $8.7 million for the quarter ended September 30, 2001. These expenses as a percentage of net sales were 25.7% for 2002 as compared to 23.8% for 2001. The increase in these expenses in dollar value and as a percentage of net sales for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 is due primarily to the absence of amortization of negative goodwill of $316,000 in the 2002 period, combined with the incremental expenses for Rander of $267,000. In addition the Company incurred expenses in the third quarter of 2002 of $175,000 to increase its reserve for doubtful accounts relating to a customer bankruptcy in its subsidiary in Japan.

     Operating income of $4.2 million was unchanged compared to the operating income recorded in the comparable period of 2001. Operating income as a percentage of net sales decreased to 10.8% in the quarter ended September 30, 2002 from 11.5% in the quarter ended September 30, 2001. The changes in exchange rates had the effect of increasing operating income for the period by $0.3 million. The reduction in operating income as a percentage of net sales resulted from the variances noted in gross profit and SG&A expenses.

     Other expense was recorded in the quarter ended September 30, 2002 of $110,000 (0.3% of net sales) versus other income of $207,000 (0.6% of net sales) for the comparable period of 2001. The other expense recorded for the third quarter of 2002 was the result of the recognition of non-cash currency losses on inter-company loans versus gains recorded for the comparable period in 2001 as other income. The change in non-cash currency losses for 2002 versus the gains in 2001 can be attributed to the weakening dollar and its impact on translation.

     Net interest income was $270,000 for the quarter ended September 30, 2002, as compared to net interest income of $233,000 for the comparable period in 2001. The increase reflects higher investable cash balances in the Company's worldwide operations, partially offset by lower short term interest rates worldwide.

     The effective tax rate for the three months ended September 30, 2002 was 26.0% compared with 30.9% for the three months ended September 30, 2001, resulting from a mix of profits generated in the Company's overseas operations, with varying effective tax rates and benefits recognized from previously unrecognized net operating loss carryforwards ("NOL's") available for use. In the three months ended September 30, 2002, 34% of the Company's earnings before tax were generated by operations that recognized a benefit from NOL's available for use as compared to 11% for the same period in 2001.

     Net income, before and after the cumulative effect of the change in accounting principle, for the three months ended September 30, 2002, was $3.2 million, or $0.31 per diluted share, compared to $3.2 million, or $0.30 per diluted share for the comparable period in 2001.

Nine months ended September 30, 2002 Compared with Nine months ended September 30, 2001

     The Company's net sales decreased 3.1% to $116.7 million in the nine months ended September 30, 2002 from $120.4 million for the same period in 2001. During the same period, net sales in North America decreased 8.6% to $35.1 million from $38.4 million; net sales in Europe decreased 2.1% to $64.8 million from $66.2 million; and net sales in the Asia-Pacific region increased 7.0% to $16.9 million from $15.8 million. The primary reasons for the decreased volume recorded year to date 2002 compared with the same period in 2001 were the slow economic and general hydraulic market conditions in the Company's North American and European segments. Partially offsetting these negative factors were the continuing recovery of the economies in the Asia-Pacific segment, combined with the Company's increased efforts to further penetrate those markets, and the stronger Euro currency experienced to date for 2002.

     The Company's gross profit decreased 1.7% to $41.8 million for the nine months ended September 30, 2002 from $42.5 million in the same period of 2001. Gross profit as a percentage of net sales increased to 35.8% for year to date 2002 from 35.3% in the comparable period of 2001. The decreased gross profit was primarily attributable to the lower sales volumes recorded, while the favorable showing of gross profits as a percentage of net sales was the result of the impacts of cost reductions made throughout 2002 at the Company's manufacturing facilities.

     Gross profit in North America increased 2.9% to $10.7 million for the nine months ended September 30, 2002 from $10.4 million in the same period of 2001. Gross profit in Europe of $25.2 million decreased 7.4% or $2.0 million versus gross profit recorded in the comparable period of 2001. Asia-Pacific gross profit increased 3.8% to $5.5 million from $5.3 million.

     SG&A expenses increased 8.6% to $29.2 million for the nine months ended September 30, 2002 from $26.9 million for the nine months ended September 30, 2001. SG&A expenses as a percentage of net sales were 25.0% for 2002 as compared to 22.3% for 2001. The increase in these expenses for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is due primarily to the absence of amortization of negative goodwill of $916,000 in the 2002 period and the incremental increase in operating expenses at Rander of $355,000. The Rander acquisition was completed in June of 2002.

     Operating income decreased 19.1% to $12.6 million in the nine month period ended September 30, 2002 from $15.6 million in the comparable period of 2001. Operating income as a percentage of net sales decreased to 10.8% in the nine months ended September 30, 2002 from 13.0% in the nine months ended September 30, 2001. The decreased operating income and operating income as a percentage of net sales resulted from the variances noted above for gross income and SG&A expenses.

     Other expense was recorded in the nine months ended September 30, 2002 of $332,000 as compared to other income of $171,000 for the comparable period of 2001. The other expense was the result of recognition of non-cash currency losses on inter-company loans for the nine months ended September 30, 2002, versus gains recorded in the comparable period of 2001 as other income. The change in non-cash currency losses for 2002 versus the gains in 2001 can be attributed to the weakening dollar and its impact on translation.

     Net interest income was $713,000 for the nine months ended September 30, 2002, as compared to net interest income of $707,000 for the comparable period in 2001 as the Company's higher investable cash balances were offset by lower worldwide short term interest rates.

     The effective tax rate for the nine months ended September 30, 2002, on income before taxes and the cumulative of a change in accounting principal, was 25.9% compared with 29.7% for the nine months ended September 30, 2001. The lower effective tax rates for the nine months ended September 30, 2002 reflects the additional one time recognition of deferred tax assets for the Company's German operations of $450,000, combined with a favorable mix of pretax profits from those subsidiaries with NOL's available for utilization.

     Net income, before cumulative effect of the change in accounting principle, for the nine months ended September 30, 2002, as detailed above, was $9.6 million, or $0.90 per diluted share, compared to $11.5 million, or $1.09 per diluted share for the comparable period in 2001.

     The cumulative effect of a change in accounting principle, net of taxes, resulted in a benefit of $1.9 million, or $0.18 per diluted share for the nine months ended September 30, 2002. There was no such effect in the nine months ended September 30, 2001.

     Net income, after the effects of the change in accounting principle, was $11.4 million, or $1.08 per diluted share for the nine months ended September 30, 2002 versus net income of $11.5 million, or $1.09 per diluted share for the comparable period of 2001.


LIQUIDITY AND CAPITAL RESOURCES

(U.S. dollars in thousands)
                                            Nine months ended September 30,
                                                  2002           2001
                                                  ----           ----

Cash & Cash Equivalents                        $ 38,670       $ 38,284
Net cash provided by operating activities        13,002         14,022
Net cash used in investing activities            (7,238)        (8,066)
Net cash provided by financing activities       (12,645)         1,637
Effect of exchange rate changes on cash           2,306         (1,406)


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

     Net cash provided by (used in) operating activities for the nine months ended September 30, 2002 decreased to $13.0 million from $14.0 million for the same period in 2001. The $1.0 million decrease in net cash provided by operating activities for the nine months ended September 30, 2002 compared to the comparable period in 2001 was attributable to a $2.0 million decrease in net income, before a cumulative change in accounting principle, partially offset by a $1.0 million decrease in cash primarily utilized for working capital. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

     Net cash used in investing activities was $7.2 million for the nine months ended September 30, 2002, compared to $8.1 million for the same period in 2001. Investing activities in the nine month period ended September 30, 2002 consisted of investment in manufacturing equipment for the Company's six production facilities of $4.3 million and $2.7 million for the acquisition of Rander & Co., net of cash acquired and debt assumed.

     Net cash used in financing activities was $12.6 million for the nine months ended September 30, 2002 as compared to cash provided of $1.6 million for the same period in 2001. The decrease of $14.2 million in cash provided by financing activities for the nine months ended September 30, 2002 as compared to the same period in 2001 was primarily attributable to repayments made on certain of the Company's credit facilities of $9.6 million and funds utilized to repurchase 200,000 shares of the Company's common stock totaling $3.0 million. In total during the three months ended September 30, 2002, the Company entered into transactions to repurchase 250,000 shares of its common stock totaling $3.8 million. At September 30, 2002, transactions for the purchase of 50,000 shares totaling $800,000 were payable and as such did not effect cash flows used in financing activities for the quarter ended September 30, 2002.

     The effect of exchange rate changes on cash and cash equivalents was $2.3 million of cash provided and $1.4 million of cash utilized for the nine months ended September 30, 2002 and 2001, respectively. As approximately 74% of the Company's business is transacted in currencies other than the U.S. dollar, foreign currency fluctuations potentially can have a significant impact on dollar reported balances for the Company. The $3.7 million increase in the exchange rate impact on cash and cash equivalents is attributable to a strengthening, during the first nine months of 2002, of most of the functional currencies earned by the Company in its European and Asia-Pacific operations against the U.S. dollar, as compared to the impact of weakening of most of the functional currencies earned by the Company in its European operations during the first nine months of 2001.


CONTRACTUAL OBLIGATIONS

     As of September 30, 2002, the Company had the following contractual obligations (U.S. dollars in thousands):

                                         Payments Due By Period

                                       Less
                                       Than                              After
                           Total      1 Year    1-3 years   4-5 years   5 years
                           ------     ------    ---------   ---------   -------
Notes payable to bank      $  845     $  845         --          --        --
Short-term borrowings         100        100         --          --        --
Purchase commitments        1,200      1,200         --          --        --
Non-cancelable
   Operating leases         3,164      1,552      1,510         102        --
                           ----------------------------------------------------
Total contractual cash
   Obligations             $5,309     $3,697     $1,510        $102      $ --
                           ====================================================


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


EXPOSURE TO CURRENCY FLUCTUATIONS

     A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, equivalent European euro currencies and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. For the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, for example, the Company experienced a 5.1% decrease in net sales in its European segment (denominated in local currencies); however, the dollar-translated net sales figures showed a net decrease of only 2.1% due to the fluctuation of the dollar against the local currencies. Another example can be shown in the increase in the Company's primary working capital, which increased from $72.6 million at December 31, 2001 to $82.7 million at September 30, 2002; an increase of $10.1 million. Of the $10.1 million increase in primary working capital nearly 80% or $8.0 million can be attributed to the weakening US dollar against primarily the Euro. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the Company currently engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may not do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

MARKET RISK

     Information regarding market risk of the Company as of December 31, 2001 is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" which is included in Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 2001. There have been no material changes in the Company's exposure to market risk during the nine month period ended September 30, 2002.

ORDER RECEIPTS AND BACKLOG

     Worldwide customer order receipts were $37.6 million for the quarter ended September 30, 2002, a 5.0% increase over the same period in 2001. On a volume basis, utilizing constant currency exchange rates, order receipts for the quarter ended September 30, 2002 were $35.5 million and represent a 1.0% decrease over the quarter ended September 30, 2001.

     Worldwide customer order receipts were $115.9 million for the nine months ended September 30, 2002, a 1.6% decrease over the same period in 2001. On a volume basis, utilizing constant currency exchange rates, order receipts for the nine months ended September 30, 2002 were $112.5 million and represent a 2.9% decrease over the nine months ended September 30, 2001.

     The worldwide backlog of unshipped orders at September 30, 2002 totaled $28.2 million, a $.4 million or 1.4% decrease versus the backlog at Sept 30, 2001, and represents a 16.5% increase versus the order backlog at December 31, 2001.

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

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures.

     The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be accumulated and communicated to the Company's management, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

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

     None.

Item 5. Other Information

     None.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

      2.1 Agreement, dated May 31, 2002, by and among Denison Hydraulicks GmbH and the shareholders of Rander & Co. Hydraulick-Systeme und Anlagenbau GmbH ("Rander"), for the acquisition of 100% of the outstanding shares of Rander. *

     99.1 Certification of Principal Executive Officer, David L. Weir, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Principal Financial Officer, Bruce A. Smith, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

     * Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.

     (b) Reports on Form 8-K:

          No Reports on Form 8-K were filed in the period.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DENISON INTERNATIONAL plc
                                        (Registrant)


Date: November 14, 2002                 /s/ Bruce A. Smith
      -----------------                 ------------------------------
                                            Bruce A. Smith
                                            Director and Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                 CERTIFICATIONS


I, David L. Weir, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Denison International plc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/ David L. Weir
      -----------------                 ------------------------------
                                        Chief Executive Officer
                                        and President

                                 CERTIFICATIONS


I, Bruce A. Smith, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Denison International plc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 /s/ Bruce A. Smith
      -----------------                 ------------------------------
                                        Chief Financial Officer

Index To Exhibits


Exhibit No.    Description
-----------    -----------

      2.1 Agreement, dated May 31, 2002, by and among Denison Hydraulicks GmbH and the shareholders of Rander & Co. Hydraulick-Systeme und Anlagenbau GmbH ("Rander"), for the acquisition of 100% of the outstanding shares of Rander. *

     99.1 Certification of Principal Executive Officer, David L. Weir, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Principal Financial Officer, Bruce A. Smith, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

     * Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.