Form 10-K
period 2002-12-31
DENISON INTERNATIONAL PLC
filed 2003-03-31
CIK 1042598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
Mark One

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______________________ to ______________________
                        Commission file number: 000-29358
                            DENISON INTERNATIONAL PLC
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               England and Wales                      Not Applicable
        (State or other Jurisdiction                 (I.R.S. Employer
      of incorporation or organization)           Identification Number)

      14249 Industrial Parkway
           Marysville, Ohio                                43040
(Address of principal executive offices)                 (Zip Code)

       (Registrant's telephone number, including area code) (937) 644-4500

              Securities registered or to be registered pursuant to
                         Section 12(b) of the Act.: None

Securities registered or to be registered pursuant to Section 12(g) of the Act:
   American Depositary Shares (as evidenced by American Depositary Receipts), each representing one Ordinary Share, $0.01 par value, of the registrant

                                (title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2002 was $143,645,635.

     The number of outstanding shares of each of the registrant's classes of capital or common stock as of March 26, 2003 was as follows:

                   9,986,400 Ordinary Shares, $0.01 par value
                7,015 `A' Ordinary Shares, (pound)8.00 par value

                       Documents Incorporated by Reference

     The Registrant's Definitive Proxy Statement on schedule 14A relating to the Annual Meeting of Shareholders to be held on May 22, 2003 is incorporated by reference in Part I and Part III of the Form 10-K to the extent stated herein.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I

     Item 1.   Business........................................................2
     Item 2.   Properties.....................................................12
     Item 3.   Legal Proceedings..............................................13
     Item 4.   Submission of Matters to a Vote of Security Holders............13
     Item 4A.  Executive Officers of the Company..............................13

PART II

     Item 5.   Market for the Company's Common Equity And Related
                    Stockholder Matters.......................................14
     Item 6.   Selected Consolidated Financial Data...........................15
     Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................16
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....24
     Item 8.   Financial Statements and Supplementary Data....................25
     Item 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.......................49

PART III

     Item 10.  Directors and Officers of the Registrant.......................49
     Item 11.  Executive Compensation.........................................49
     Item 12.  Security Ownership of Certain Beneficial Owners
                    and Management............................................49
     Item 13.  Certain Relationships and Related Transactions.................49
     Item 14.  Controls and Procedures........................................49


PART IV

     Item 15.  Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K..................................................50

SIGNATURES....................................................................53

CERTIFICATIONS................................................................54

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

ITEM 1. BUSINESS

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

     The Company was incorporated in England and Wales as a private company limited by shares in March 1993 and was re-registered as a public limited company on July 28, 1997. On August 8, 1997, the Company completed an initial public offering in which it issued and sold 450,000 Ordinary Shares at $16.00 per share. The net proceeds from the offering were $4,480,000. In December 1998 the Company acquired 100% of the shares of Lokomec Oy, a manufacturer and distributor of highly engineered manifold systems located in Tampere, Finland. In April 2000 the Company acquired 100% of the shares of Riva Calzoni Oleodinamica, a manufacturer and distributor of radial piston motors located in Bologna, Italy. During 2000 the Company entered into an agreement whereby the Company acquired ownership of a business in Shanghai, China that manufactures certain vane motors. In December 2001 the Company's U.S. subsidiary acquired the assets of a distributor located in Anaheim and Sacramento, In May 2002, the Company acquired 100% of the shares of Rander & Company Hydraulick-Systeme und Anlagenbau GmbH ("Rander"), a manufacturer and distributor of hydraulic systems located in Bremen, Germany.

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

Products

     The Company designs, manufactures, sells and services a broad range of components for use in hydraulic fluid power systems, as well as complete hydraulic fluid power systems, for applications with high reliability, performance, precision and durability requirements. The Company's primary products are piston pumps and motors, vane pumps and motors, manifolds, radial piston motors, and valves. In 2002, vane pumps and motors accounted for 29.5% of the Company's net sales, piston pumps and motors accounted for 26.2% of the Company's net sales, valves accounted for 18.7% of the Company's net sales, radial piston motors accounted for 7.7% of the Company's net sales, and manifolds accounted for 4.6% of the Company's net sales. In addition, the Company manufactures electronic control products and certain other components and accessories used in hydraulic systems and are classified as other products. Other product sales accounted for 13.3% of the Company's net sales during 2002.

     The markets served by the Company are substantial and diversified, with no single customer accounting for more than 4% of its net sales in 2002. The Company's products are used in many different industrial, mobile and marine applications, including mining machinery, drilling equipment, excavators, cranes, machine tools, die casting and plastics processing machinery.

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

     All Denison piston pumps are manufactured at the Company's Marysville, Ohio facility. During 2002, the Marysville plant produced and shipped in excess of 13,000 units.

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

     Denison is the second-largest manufacturer of vane pumps in the world in terms of net sales. The Company produces a full range of vane pumps and motors which operate at pressures in excess of 4,500 psi and which vary in size from
0.35 cubic inches to 16 cubic inches, and in displacement from 1 to 250 gpm. Denison's newest vane products are the M5BF series fan-drive motor and the T7 double and triple vane pumps. The M5BF is designed for use in industrial applications, and offers less noise and leakage and higher operating pressure than earlier vane pump models. The T7 represents Denison's newest range of high pressure, low noise vane pumps.

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

     All Denison vane pumps are manufactured at the Company's Vierzon, France and Shanghai, China facilities. During 2002, the Company produced and dispatched in excess of 66,000 units.

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

     All Denison radial piston motors are manufactured in the Company's Bologna, Italy facility. During 2002, the Bologna facility produced approximately 7,500 radial piston motors.

Manifolds

     Manifolds are machined steel or aluminum blocks, which act as housing for surface mounted, or cartridge valves, which control the operation of a wide variety of hydraulic equipment such as presses, bailers, lifting devices, and mobile machinery and equipment. Manifolds are utilized in conjunction with pumps, motors, cylinders, and valves to form a complete hydraulic system.

     Systems are a growing trend in the hydraulics industry as customers are essentially outsourcing the hydraulics engineering expertise and component integration to a single supplier offering a complete "package". The manufacture and sale of manifolds offers the Company an avenue to utilize its engineering expertise to sell additional valves, which are often not competitive if sold as individual items. Substantially all of Denison's manifolds are manufactured at the Company's Tampere, Finland facility. During 2002, the Tampere factory produced and sold in excess of 10,000 manifolds.

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

     All Denison valves are manufactured at the Company's Hilden, Germany plant, with the exception of a line of pressure control valves, manufactured for Denison by a Swiss company, and a line of cartridge valves, manufactured for Denison by an English company. In each case, the manufacturing company produces the valves using Denison's specification. During 2002, the Hilden factory supplied approximately 230,000 units, substantially all of which were manufactured at the Hilden factory.

Electronics

     The Company researches, designs, manufacturers and outsources for manufacture innovative electronic controllers for the valve, piston and systems markets. These controllers are the critical interface between operator and hydraulics giving finite control of the application or process being managed while withstanding the rigors of the typical hydraulics operating environment with reliability and integrity.

     Further progress has given the Company the opportunity, while keeping in touch with the fundamental controls available today, to advance from older technology and the original "Venus Microprocessor Unit" to new state of the art DSP (Digital Signal Processing) controls that afford the user precise operation, increased repeatability and the flexibility to fully tailor the hydraulic characteristics to fulfill the required operating parameters. This new generation of digital controllers offer unprecedented facilities such as real time diagnostics, data logging, alarms and high speed information exchange and are intended to give seamless product integration into systems with minimal user effort. Adjustment, if required, is via a standard PC running application software that has been specifically designed to be clear, concise and "user-friendly" which builds client confidence while offering tamper proof security as well as all of the sophisticated options normally associated with and expected by the industry from an intelligent controller.

     The Company's capabilities in the electronic segment have also produced the innovative electronics utilized in the new OASIS system and the award winning HyrdaCool Systems.

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

     Denison's large installed customer base provides it with significant aftermarket sales of spare parts and services. The highest levels of aftermarket service are piston pumps, which tend to be more complex and require more maintenance than vane pumps. Approximately 148,000 piston pumps and 508,000 vane pumps have been manufactured by Denison and are currently in use and therefore may be subject to service. In 2002, 12.2% of the Company's net sales were derived from aftermarket services, primarily the sales of spare and replacement parts, versus 12.1% for 2001.

Systems

     Customers in the hydraulics markets are continually looking for "one stop solutions" to all of their hydraulics needs, not simply a component supplier. The Company has recognized this opportunity in the hydraulics industry and has been a provider of hydraulics systems, from the fabrication of hydraulics drives to the complete engineered manifold solutions provided by our Denison Lokomec subsidiary. Several of our sales locations and manufacturing facilities are currently providing system solutions, based on exacting customer specifications, and the Company is increasing its systems' capabilities on an ongoing basis.

     Recent advances by the Company in the "one stop solutions" arena have produced the OASIS and award winning HydraCool packed systems, allowing the Company to not only provide a complete solution for our customers, but also to control the system in a more effective manner, thereby improving productivity on multiple levels, from increasing operational life and efficiency to reducing machine maintenance and fuel usage.

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

     As of December 31, 2002, Denison's research and development staff consisted of a total of 62 employees. Thirty four of these employees conduct research and development on piston pumps and motors at Denison's Ohio facility; ten focus on research and development related to vane pumps and motors at Denison's France facility; six focus on research and development related to manifolds at Denison's Finland facility; and twelve perform research and development on industrial valves at Denison's Germany facility. The main activities of the research and development staff involve developing new concepts and new product designs, and modifying and improving existing products and designing variations of existing products to suit specific customer needs. Denison currently has no plans to significantly change the number of its R&D employees. Denison incurred research and development costs of $4.8 million, $5.2 million and $5.0 million in the years ended December 31, 2002, 2001 and 2000, respectively.

Manufacturing and Suppliers

     The Company's production facilities are located in Marysville, Ohio; Vierzon, France; Shanghai, China; Bologna, Italy; Tampere, Finland and Hilden and Bremen, Germany. The Marysville plant manufactures piston pumps and motors, the Vierzon plant manufactures vane pumps and motors, the Shanghai plant manufactures vane motors, the Bologna plant manufactures radial piston motors, the Tampere plant manufactures manifolds, and the Hilden plant manufactures valves and the Bremen facility manufacturers hydraulic systems for industrial and mobile hydraulic applications. The manufacturing plants have undergone significant upgrade and rationalization in recent years and are in superior manufacturing condition. Currently, the facilities are operated in two to three shifts with the possibility of increasing capacity with existing machinery by increasing working hours. Approximately 38% of the manufacturing workforce is dedicated to the production of vane pumps and motors, 21% to the production of piston pumps and motors, 22% to the production of valves, 13% to the production of radial piston motors, and 6% to the production of manifolds. Each facility is equipped with testing equipment to maintain the Company's high quality control standards. The Company's manufacturing facilities in Ohio, France, Italy, Finland and Germany are ISO9001 certified.

     The Company manufactures internally virtually all of the high value-added or quality critical components such as the rotating groups, body components and controls used to build its products. The Company has computerized numerically controlled type flexible machinery and equipment that is organized in a series of work cells, utilizing just-in-time production scheduling techniques. The Company has spent in excess of $32.5 million on new production equipment in the last five years. As a result of these investments, significant gains in productivity efficiency have been realized. Management believes that the improvement programs in progress will further add to efficiency and promote cost reductions, particularly in piston pump, radial piston motor and valve production.

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

Sales and Marketing

     Denison has an extensive and well-trained international sales network comprised of 16 regional sales and service subsidiaries and 192 independent fluid power equipment distributors in 52 countries. Distributors buy products from the Company and resell them to end-users. To a small extent, other manufacturers' products are distributed through the Company's channels; however, the Company's distributors do not typically carry products that compete with the Company's products. Denison's sales and service subsidiaries are full service offices engaged in the customized modification, design, manufacture, packaging, sales and servicing of the Company's hydraulic components and systems. Typically, the sales and service subsidiaries as well as the distributors are staffed with professional engineers who are capable of designing hydraulic systems to meet the requirements of customers' applications. The network is divided into three main geographical regions: Europe, North America and the Asia-Pacific region.

     The Company's sales and marketing network in North America is comprised of 45 sales and marketing employees, as well as 40 independent distributors. Denison's regional sales and service subsidiaries are located in 16 countries around the world, including Germany, the United Kingdom, France, Italy, Denmark, Sweden, Finland, Spain, Singapore, China, Japan and Australia. Denison's plants supply pumps, motors, manifolds and valves to its regional subsidiaries, which maintain small inventories of the components and parts with the highest customer demand. Each of the regional subsidiaries has the capacity to modify or convert pumps, motors and valves on-site to meet specific needs of customers, thus allowing the subsidiaries to offer a flexible product line without maintaining an extensive inventory. The regional subsidiaries also have sophisticated test rigs to permit on-site diagnosis and repair of Denison products. Together with the additional 192 distributors throughout the world, the regional subsidiaries constitute an international sales network providing extensive support in application engineering, service and repair parts for Denison products worldwide.

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

Customers

     Denison's broad base of well-known customers in the hydraulics industry in the United States, Europe and the Asia-Pacific region attests to the high reliability and quality of the Company's products. In 2002, Denison's top ten OEM and direct end-user customers accounted for approximately 12% of net sales, and the top ten customers overall accounted for approximately 11% of net sales. The markets served by the Company are substantial and diversified, with no single customer accounting for more than 4% of the Company's net sales in 2002.

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

Backlog

     The Company's backlog of unfilled firm orders was $26.3 million at December 31, 2002, compared with $24.2 million at December 31, 2001. The Company estimates that approximately 98% of the December 31, 2002 backlog will be filled by December 31, 2003.

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

Employees

     As of December 31, 2002, the Company had 1,147 full-time employees, including 577 employees in manufacturing and operations, 62 employees in product development, 327 employees in sales and marketing and 181 employees in management and administration. In addition, the Company utilizes the services of up to approximately 70 temporary employees. Of the Company's full-time employees, 231 are working in the United States, 192 in Germany, 258 in France, 116 in Italy, 107 in China, 53 in Finland and the remainder in the Company's sales and service facilities. The Company considers its relations with its employees to be satisfactory.

     A collective bargaining agreement with the International Association of Machinists and Aerospace Workers AFL-CIO/CLC, Denison Lodge 427, District Lodge 28, which covers all hourly-paid production and maintenance employees in the Company's Marysville, Ohio facility (118 employees overall) expires in June 2005. Management at the US facility knows of no grievances, which are likely to threaten work stoppage. The French facility has a collective bargaining agreement, the "Convention Collective de la Metallurgie," which covers all employees and is mandatory in French companies which engage in activities such as those of the Company. The non-management personnel are represented by several unions. While the German facility is not directly subject to collective bargaining agreements, it does adopt certain provisions of collective bargaining agreements applicable to the metalworking industry in its employment contracts. Such provisions relate to matters such as working conditions, wages and year-end bonuses. The

Italian facility is covered under the National Collective Labor Agreement ("NLCA"), which covers all employees and is mandatory in Italian companies, which engage in activities such as those of the Company. The NLCA includes collective bargaining agreement provisions relating to issues such as wage and salary arrangements, working conditions and other matters. Management at each of the facilities believes labor relations to be good.

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

     Investigations of the Company's European facilities have identified areas of contamination and some practices, which may be in violation of applicable regulations. The Company is in the process of determining whether any remediation and/or any changes in current practices are necessary. There can be no assurance that remediation of these facilities will not be required or that fines or sanctions will not be imposed on the Company for violations of environmental law, if any are determined to exist. While management does not believe that compliance with environmental requirements is likely to have a material adverse effect on the Company, there can be no assurance that future additional environmental compliance or remediation obligations will not arise at one or more of the Company's facilities or that such obligations could not have a material adverse effect on the Company's financial condition or results of operations. The Company has an accrual of $1.3 million at December 31, 2002 for anticipated future costs related to environmental liabilities. See Note 15 of Notes to Consolidated Financial Statements.

Patents and Trademarks

     The Company believes that the growth of its business is dependent upon the quality of its products, its ability to produce products that meet the requirements of its customers and its relationships in the marketplace, rather than the extent of its patents and trademarks. The Company currently has over 100 patents and has been granted approximately 600 patents since its inception. The loss of any single patent is not likely to have a material adverse effect on the Company's business, financial condition and results of operations. In addition the "Denison" name, as well as other brand names, is trademarked throughout the world.

Access to Information

     The Company makes available, free of charge, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K and all other filings with the Securities and Exchange Commission ("SEC"), as applicable, through its internet website. Such SEC filings are made available as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC. To access these reports, interested parties should log on to the Company's website at www.denisonhydraulics.com, and then click on the Investor Relations tab.


ITEM 2.  PROPERTIES

     Denison has administrative, sales and manufacturing facilities located in Marysville, Ohio; Vierzon, France; Shanghai, China; Bologna, Italy; Tampere, Finland; and Hilden and Bremen, Germany. The facilities in the United States, France, Finland and Germany are owned by the Company and occupy

170,000, 174,100, 120,000 and 146,600 and 42,000 square feet, respectively. The
Company's facility in Bologna, Italy is a leased facility occupying 120,000 square feet. The Company's facility in Shanghai, China is a leased facility occupying 12,300 square feet. The Marysville plant manufactures piston pumps and motors, the Vierzon plant manufactures vane pumps and motors, the Bologna plant manufactures radial piston product, the Shanghai plant manufactures vane motors, the Tampere plant manufactures manifolds, the Hilden plant manufactures valves and the Bremen facility manufactures hydraulic systems for industrial applications. The manufacturing plants have undergone significant upgrading and rationalization in recent years and are in superior manufacturing condition. Each facility is equipped with testing equipment to maintain the Company's high quality control standards. The Company's manufacturing facilities in Ohio, France, Italy, Finland and Germany are ISO9001 certified.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the name and position of the executive officers of the Registrant.

                                                                  Present Office
Name              Age     Position                                  Held Since
----              ---     --------                                  ----------
J. Colin Keith    58      Chairman of the Board of Directors            1993
David L. Weir     49      Chief Executive Officer, President and        1997
                          Director
Anders C.H. Brag  49      Managing Director and Director                1993
Bruce A. Smith    47      Chief Financial Officer and Director          1998
Paul G. Dumond    47      Company Secretary                             1993

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The principal trading market for the Company's securities is ADSs listed on the Nasdaq National Market. The Company's ADSs have traded in the U.S. since August 8, 1997 under the symbol "DENHY". Each ADS represents one Ordinary Share, par value $0.01 per Ordinary Share. Each ADS is evidenced by an ADR. Bankers Trust Company is the Depositary for the ADRs. As of December 31, 2002, 10,114,303 ADSs were held by 18 registered ADR holders. The largest holder, The Depository Trust Company, holds 5,139,198 ADSs representing 56 participants. At the annual meeting of shareholders held on May 28, 2002, the shareholders granted authority to the Company to repurchase up to 1,056,770 shares of the Company's stock at market prices. Throughout 2002 the Company re-purchased a total of 550,000 shares at an average price of $14.836. (See Note 9 of Notes to Consolidated Financial Statements).

     The following table shows the high and low sales prices of the ADSs on the Nasdaq National Market for each quarterly period for the two years ended December 31, 2002.

                                                    Price per ADS (US$)
                                                    -------------------
     Quarterly Period Ending                    High                   Low
     -----------------------                    ----                   ---
     March 31, 2001                            $19.00                $13.38
     June 30, 2001                              18.75                 14.80
     September 30, 2001                         17.75                 14.40
     December 31, 2001                          16.60                 13.30
     March 31, 2002                             20.40                 16.35
     June 30, 2002                              19.80                 17.30
     September 30, 2002                         18.55                 14.75
     December 31, 2002                          16.84                 13.80

     At March 26, 2003, the last reported price for an ADS on the Nasdaq National Market was $15.76.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for each of the five years in the period ended December 31, 2002 are derived from the Consolidated Financial Statements of the Company. The selected consolidated financial data of the Company set forth below are qualified by reference to, and should be read in conjunction with the Consolidated Financial Statements, Related Notes and other financial information included in this Form 10-K.

Consolidated Statement of Operations Data:

                                                    Year Ended December 31,
                                                    -----------------------
                                    2002         2001        2000        1999         1998
                                    ----         ----        ----        ----         ----
                                                 (U.S. dollars in thousands)
Net sales                        $ 158,011    $ 155,446   $ 153,095   $ 135,543    $ 145,253
Cost of sales                      102,600      100,207      99,993      90,430       90,917
                                 ---------    ---------   ---------   ---------    ---------
Gross profit                        55,411       55,239      53,102      45,113       54,336
Selling, general and
  administrative expenses           39,217       36,689      34,735      31,966       33,028
                                 ---------    ---------   ---------   ---------    ---------
Operating income                    16,194       18,550      18,367      13,147       21,308
Other income/(expense)                (486)         109         279        (693)           0
Interest income, net                 1,117        1,258       1,030         354          938
                                 ---------    ---------   ---------   ---------    ---------
Income before taxes                 16,825       19,917      19,676      12,808       22,246
Provision for income taxes           3,705        6,195       5,917       4,522        5,956
                                 ---------    ---------   ---------   ---------    ---------
Net income, before cumulative
effect of a change in
accounting principle             $  13,120    $  13,722   $  13,759   $   8,286    $  16,290
                                 ---------    ---------   ---------   ---------    ---------
Cumulative effect of a change
in accounting principle, net
of taxes                             1,858            0           0           0            0
                                 ---------    ---------   ---------   ---------    ---------
Net income                       $  14,978    $  13,722   $  13,759   $   8,286    $  16,290
                                 =========    =========   =========   =========    =========

Basic earnings per share, before
cumulative effect of a
Change in accounting principle   $    1.25    $    1.30   $    1.25   $     .75    $    1.47
Cumulative effect of a change
in accounting principle                .18            0           0           0            0
                                 ---------    ---------   ---------   ---------    ---------

Basic earnings per share         $    1.43    $    1.30   $    1.25   $     .75    $    1.47
                                 =========    =========   =========   =========    =========

Diluted earnings per share       $    1.43    $    1.30   $    1.25   $     .74    $    1.46
                                 =========    =========   =========   =========    =========


Consolidated Balance Sheet Data:

                                                    Year Ended December 31,
                                                    -----------------------
                                    2002         2001        2000        1999         1998
                                    ----         ----        ----        ----         ----
                                                 (U.S. dollars in thousands)





Cash & cash equivalents          $  39,752    $  43,245   $  32,097   $  31,174    $  35,799
Working capital                     88,397       75,123      67,812      66,533       66,432
Total assets                       169,539      156,815     144,394     128,820      143,457
Total debt (1)                         898       10,545       6,560       5,697       12,881
Total shareholders' equity         116,356       96,225      84,958      81,060       78,527

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

     Although the Company reports its financial results in U.S. dollars, approximately 77% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported denominated income statement amounts in such foreign currencies when translated into U.S. dollars as compared to prior periods.

Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discuss the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventories, warranty obligations and deferred tax assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill

     Effective January 1, 2002 the Company adopted SFAS 141, "Business Combinations". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. Additionally, SFAS 141 requires that in a business combination in which the fair value of the net assets acquired exceeds cost, any residual negative goodwill is recognized as an extraordinary gain in the period in which the business combination is initially recognized. The transition provisions of SFAS 141 require that upon adoption of the new standard, any existing negative goodwill be adjusted as a cumulative effect of a change in accounting principle in the statement of operations. In the first quarter of 2002, the Company recorded a cumulative effect of a change in accounting principle for its remaining unamortized negative goodwill of $1.9 million. Had the Company not amortized goodwill in the years 2001 and 2000, net income for 2001 and 2000 would have been approximately $1.2 million lower in both periods, than the amounts recorded.

     Effective January 1, 2002 the Company adopted SFAS 142, "Goodwill and other Intangible Assets". Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at minimum on an annual basis. Had the Company not amortized goodwill in the years 2001 and 2000, net income for 2001 and 2000 would have been approximately $0.3 million higher in both periods, than the amounts recorded. Pursuant to SFAS 142, the Company was required to complete a transitional impairment test of goodwill in the initial year of adopting the standard, with any impairment charges recorded as a cumulative effect of a change in accounting principal. Additionally, the Company completed its annual impairment test in the fourth quarter of 2002. Both tests determined that no impairment existed.

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


Results of Operations

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

     The Company's net sales increased 1.7% to $158.0 million in fiscal 2002 from $155.4 million in fiscal 2001, despite weak economic conditions both domestically and internationally. During the same period, net sales in North America decreased 6.0% to $45.2 million from $48.1 million; net sales in Europe increased 5.2% to $89.7 million from $85.3 million; and net sales in Asia-Pacific region increased 5.0% to $23.1 million from $22.0 million. Strong demand in the Asia-Pacific region, particularly in the Company's China operations, was partially offset by lower demand in the North America hydraulics market. Actual volume net sales in the Company's European operations was flat to 2001 (see restated net sales results below), however on an actual basis European net sales benefited from the strengthening Euro against the dollar for 2002.

     Restated (at average exchange rates for fiscal 2001), net sales for fiscal 2002 were $153.6 million, a 1.2% decrease versus 2001. The increased sales revenue for the period attributable to the changes in exchange rate was $4.4 million. Restated (at average exchange rates for fiscal 2001), net sales for fiscal 2002 for the Company's European operations decreased .2% to $85.1 million from $85.3 million; and net sales for fiscal 2002 for the Company's Asia-Pacific region increased 5.2% to $23.2 million from $22.0 million. Restated net sales in North America were $45.4 million, $2.8 million or 5.7% unfavorable to 2001.

     The Company's gross profit increased to $55.4 million in fiscal 2002 from $55.2 million in fiscal 2001. Gross profit as a percentage of net sales decreased slightly to 35.1% in fiscal 2002 from 35.5% in fiscal 2001. The increased gross profit was primarily attributable to the slightly higher volume experienced; while the decreased gross profit as a percentage of net sales reflects a lower value mix of products sold in 2002 versus 2001.

     Gross profit in North America increased 10.4% to $13.8 million in fiscal 2002 from $12.5 million in fiscal 2001. Gross profit in Europe decreased 1.2% to $34.5 million in fiscal 2002 from $34.9 million in fiscal 2001, and Asia-Pacific gross profit decreased 11.1% to $7.2 million in fiscal 2002 from $8.1 million in fiscal 2001. Restated (at average exchange rates for fiscal 2001), gross profit in Europe was $32.7 million, or a 6.1% decrease over fiscal 2001, and gross profit in the Asia-Pacific region was $7.2 million, or a 11.7% decrease over fiscal 2001. The total gross profit decrease for the period attributable to the exchange rate differences was $1.6 million. Restated (at average exchange rates for fiscal 2001), consolidated gross profit as a percentage of net sales decreased to 35.1% for fiscal 2002 compared to 35.6% for fiscal 2001.

     Selling, General and Administrative ("SG&A") expenses increased 6.9% to $39.2 million for fiscal 2002 from $36.7 million for fiscal 2001. These expenses as a percentage of net sales were 24.8% for fiscal 2002 as compared to 23.6% for fiscal 2001. Restated (at average exchange rates for fiscal 2001), SG&A increased 3.9% to $38.1 million (24.8% of net sales) in fiscal 2002 from $36.7 million (23.6% of net sales) in fiscal 2001. The increase in these expenses for fiscal 2002 as compared to fiscal 2001 is due primarily to the impact of the absence of negative goodwill amortization in 2002 of $1.2 million, recorded as a cumulative effect of a change in accounting principle in 2002 due to the adoption of SFAS 141, combined with the effects of a full year of expenses for the Company's operations in Shanghai, China, whose operations began in June 2001. For comparison purposes, if the negative goodwill amortization were also absent from 2001 operating expenses, the 2001 expenses, as a percentage of net sales would have risen to 24.4%, in line with the 24.8% recorded for 2002.

     Operating income decreased 12.7% to $16.2 million in fiscal 2002 from $18.6 million in fiscal 2001. Restated, without the impact of negative goodwill amortization in the 2001 operating earnings, 2001 operating earnings would have been $17.4 million. Operating income as a percentage of net sales for fiscal 2002 was 10.2% versus operating income as a percentage of net sales of 11.9% for fiscal 2001. Adjusting 2001 for the impact of the negative goodwill amortization, operating income as a percentage of net sales would have been 11.2%. Restated (at average exchange rates for fiscal 2001), operating income decreased 15.6% to $15.7 million (10.2% of net sales) in fiscal 2002 from $18.6 million (11.9% of net sales) in fiscal 2001. The changes in exchange rates had the effect of decreasing operating income for the period by $0.5 million.

     Other expenses were recorded in fiscal 2002 of $0.5 million loss in fiscal 2002 versus other income of $0.1 million recorded in fiscal 2001. The reversal of other income to expense in 2002 was the result of recognition of non-cash currency gains on inter-company loans for 2002 versus gains recognized in fiscal 2001.

     Net interest income was $1.1 million in fiscal 2002 compared to $1.3 million in fiscal 2001. The decrease in interest income was primarily due to lower worldwide investment rates on the Company's cash balances, partially offset by increased interest bearing cash balances held at the Company's subsidiaries.

     The effective tax rate for fiscal 2002 was 22.0% compared with 31.1% for fiscal 2001. This change is the result of deferred tax assets recognized in the Company's German subsidiary in 2002 totaling $0.4 million, a tax credit in the Company's Italian subsidiary totaling $0.3 million arising from a change in Italian tax law and changes in the mix in the country sources of the Company's profits, in each case at tax rates that vary among jurisdictions. Adjusting for these items the effective tax rate for 2002 would have been 28.5%, in line with the effective rate recorded in 2001. The provision for taxes decreased 40.2% to $3.7 million in fiscal 2002 compared to $6.2 million in fiscal 2001. This provision as a percentage of net sales decreased to 2.3% in fiscal 2002 from 4.0% in fiscal 2001.


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

     SG&A expenses increased 5.6% to $36.7 million for fiscal 2001 from $34.7 million for fiscal 2000. These expenses as a percentage of net sales were 23.6% for fiscal 2001 as compared to 22.7% for fiscal 2000. Restated (at average exchange rates for fiscal 2000), SG&A increased 9.7% to $38.1 million (23.6% of net sales) in fiscal 2001 from $34.7 million (22.7% of net sales) in fiscal 2000. The increase in these expenses for fiscal 2001 as compared to fiscal 2000 is due primarily to the impact of a full year of expenses for the Company's operations in Bologna, Italy, for which operations began in April 2000, and the operations in Shanghai, China, whose operations began in June 2001. In addition, the Company experienced increases in certain insurance costs during 2001, along with costs for headcount increases at certain locations to support higher sales volumes.

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

     Liquidity and Capital Resources
                                                            Year Ended and At December 31,
                                                           2002          2001          2000
                                                           ----          ----          ----
                                                             (U.S. dollars in thousands)
Cash & cash equivalents                                 $ 39,752      $ 43,245      $ 32,097
Net cash provided by operating activities                 16,972        21,238        16,576
Net cash used in investing activities                     (9,155)      (12,436)       (7,475)
Net cash provided by (used in) financing activities      (17,881)        4,130        (6,849)
Effect of exchange rate changes on cash                    6,571        (1,784)       (1,329)

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

     Net cash provided by operating activities for fiscal 2002 decreased to $17.0 million from $21.2 million in fiscal 2001. The $4.2 million decrease in net cash provided by operating activities for fiscal 2002 compared to fiscal 2001 was primarily attributable to a $5.4 million decrease in cash provided from changes in operating assets and liabilities, resulting from increases in operating assets to support increased business levels and the timing of certain tax payments. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations and cash on hand.

     Net cash used in investing activities was $9.2 million for fiscal 2002, compared to $12.4 million for fiscal 2001. Investing activities in 2002 consisted of the investment in manufacturing equipment for the Company's six production facilities and investments in equipment at the Company's sales locations for $6.2 million, along with the acquisition of Rander for $2.7 million. The Company anticipates that it will incur approximately $6.7 million for capital expenditures for fiscal 2003, excluding any acquisitions of new businesses.

     Net cash used by financing activities was $17.9 million for fiscal 2002 compared to net cash provided by financing activities of $4.1 million for fiscal 2001. Cash utilized in fiscal 2002 by financing activities was comprised mainly of $8.2 million utilized to re-purchase 550,000 shares of the Company's stock and repayment on lines of credit of $9.7 million.

     The effect of exchange rate changes on cash and cash equivalents was an increase of $6.6 million for fiscal 2002 and a $1.7 million loss for fiscal 2001. As greater than two thirds of the Company's business is transacted in currencies other than the U.S. dollar, foreign currency fluctuations had a significant impact on dollar reported balances for fiscal 2002 compared to fiscal 2001. The $6.6 million impact of exchange rate changes on cash and cash equivalents was attributable to a weakening US dollar against most of the functional currencies earned by the Company in its European operations for 2002, versus a strengthening dollar experienced for 2001. The average dollar-weighted foreign currency decrease for fiscal 2002 for the Company's European operations was 4.1%.

     In April 2002, the Company's Japanese subsidiary entered into a bank loan with a bank that provided $2.4 million for working capital and acquisitions. Borrowings under the agreement are secured by a guarantee by the Company. At December 31, 2002, $0.2 million was outstanding under the bank loan. Interest on the loan accrues at a rate of 1.75%. Interest on the loan is payable quarterly. The bank loan is due April 20, 2003.

     Short-term borrowings outside the United States under available informal credit facilities are typically a result of overdrafts. At December 31, 2002, the Company had an additional $ 0.7 million of other foreign debt outstanding. The Company also has an additional $1.7 million of unused foreign credit facilities. The banks may withdraw these facilities at any time.

     The weighted average interest rates on short-term borrowings as of December 31, 2002 and 2001 were 3.9% and 3.6% respectively.

Contractual Obligations

     As of December 31, 2002, the Company had the following contractual obligations (U.S. dollars in thousands):

                                                 Payments Due By Period
                                                 ----------------------
                                                 Less Than                               After 5
                                       Total       1 Year      1-3 Years    4-5 Years     Years
                                       -----       ------      ---------    ---------     -----
Notes payable to bank (i)             $  198       $  198       $   --       $   --       $  --
Short-term borrowings                    700          700           --           --          --
Purchase commitments                   1,600        1,600           --           --          --
Non-cancelable operating leases        4,100        2,074        1,805          221          --
                                      ---------------------------------------------------------
Total contractual cash                $6,598       $4,572       $1,805       $  221       $--
   Obligations
                                      =========================================================

(i) The company expects to renew these revolving credit notes prior to the April 2003 maturity dates.

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

Exposure to Currency Fluctuations

     Approximately 77% of the Company's business in 2002 and 74% in 2001 was conducted in currencies other than the dollar, including pounds sterling, equivalent European euro currencies and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. In 2002, for example, the Company experienced a 0.2% decrease in net sales in the European region (denominated in local currencies); however, the dollar-translated net sales figures showed a net increase due to the fluctuation of the dollar against the local currencies of 5.2%. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the Company currently engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may not do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

     The following table illustrates the effect of the currency exchange rates on certain of the Company's income items in fiscal 2002 and fiscal 2001 which have been recalculated to show what such amounts would have been applying 2000 average exchange rates to fiscal 2001 amounts and 2001 average exchange rates to fiscal 2002 amounts.

                                          Year Ended December 31,
                                                                2002 at 2001
                                2001 Actual     2002 Actual    Exchange Rates
                                -----------     -----------    --------------
                              (U.S. dollars in thousands, except per share data)
Net sales                         $155,446        $158,011        $153,640
Gross profit                        55,239          55,411          53,782
Operating income                    18,550          16,194          15,653
Net income                          13,722          14,978          14,559
Basic earnings per share              1.30            1.43            1.39
Diluted earnings per share            1.30            1.43            1.39

                                          Year Ended December 31,
                                                                2001 at 2000
                                2000 Actual     2001 Actual    Exchange Rates
                                -----------     -----------    --------------
                              (U.S. dollars in thousands, except per share data)
Net sales                         $153,095        $155,446        $161,309
Gross profit                        53,102          55,239          57,423
Operating income                    18,367          18,550          19,333
Net income                          13,759          13,722          14,268
Basic earnings per share              1.25            1.30            1.35
Diluted earnings per share            1.25            1.30            1.35

New Accounting Pronouncements

     See Note 3, "Significant Accounting Policies" in the footnotes to the Financial Statements for the effect of pending adoption of new accounting pronouncements.

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

     As of December 31, 2002, the Company had approximately $.9 million outstanding on its revolving line of credit and short term credit agreements. The potential loss to the Company over one year that would result from a hypothetical, instantaneous, and unfavorable change of 100 basis points in the interest rates of all applicable assets and liabilities would be approximately be $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            DENISON INTERNATIONAL plc

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors                                                26

Consolidated Balance Sheets as of December 31, 2002 and 2001                  27

Consolidated Statements of Income for each of the years ended
  December 31, 2002, 2001 and 2000                                            28

Consolidated Statements of Changes in Shareholders' Equity for
  each of the years ended December 31, 2002, 2001 and 2000                    29

Consolidated Statements of Cash Flows for each of the years ended
  December 31, 2002, 2001 and 2000                                            30

Notes to Consolidated Financial Statements                                    31

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Denison International plc

     We have audited the consolidated balance sheets of Denison International plc and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at
Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Denison International plc and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations, and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets".


                                        /S/ ERNST & YOUNG LLP

Columbus, Ohio
February 14, 2003

                   DENISON INTERNATIONAL plc AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (U.S. dollars in thousands, except share data)

                                     ASSETS
                                                            December 31,
                                                            ------------
                                                        2002            2001
                                                        ----            ----
Current Assets:
Cash and cash equivalents                             $ 39,752        $ 43,245
Accounts receivable, less allowances of $2,242
   and $2,185 in 2002 and 2001, respectively            32,554          27,715
Inventories                                             45,324          41,757
Other current assets                                     5,590           4,680
                                                      --------        --------
   Total current assets                                123,220         117,397
Property, plant and equipment, net                      31,132          27,912
Other assets                                             2,263           2,522
Goodwill                                                12,924           8,984
                                                      --------        --------
        Total Assets                                  $169,539        $156,815
                                                      ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to bank                              $    898        $ 10,545
   Accounts payable                                     14,553          11,921
   Accrued payroll and related expenses                  7,846           7,369
   Other accrued liabilities                             9,836           8,593
   Income tax payable                                    1,690           3,846
                                                      --------        --------
        Total current liabilities                       34,823          42,274
Noncurrent liabilities:
   Pension accrual                                      13,201          11,345
   Other noncurrent liabilities                          5,159           5,113
   Negative goodwill                                         0           1,858
                                                      --------        --------
                                                        18,360          18,316
Shareholders' equity:
   'A' ordinary shares (pound)8.00 par value;
     7,125 shares authorized; 7,015
     issued and outstanding in 2002
     and 2001                                               86              86
   Ordinary shares $0.01 par value;
    15,000,000 shares authorized; and
    10,017,700 and 10,563,950 shares
    issued and outstanding in 2002 and 2001,
    respectively                                           102             107
   Additional paid-in capital                            5,202           5,150
   Capital redemption reserve                            1,090           1,090
   Retained earnings                                   109,900         103,107
   Accumulated other comprehensive loss                   (24)        (13,315)
                                                      --------        --------
        Total shareholders' equity                     116,356          96,225
                                                      --------        --------
        Total liabilities and shareholders' equity    $169,539        $156,815
                                                      ========        ========

        The accompanying notes are an integral part of these statements.

                       DENISON INTERNATIONAL plc AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                   (U.S. dollars in thousands, except per share data)
                                                         Year ended December 31,
                                                         -----------------------
                                                   2002           2001          2000
                                                   ----           ----          ----
Net sales                                       $ 158,011      $ 155,446     $ 153,095
Cost of sales                                     102,600        100,207        99,993
                                                ---------      ---------     ---------
Gross profit                                       55,411         55,239        53,102
Selling, general and administrative
    expenses                                       39,217         36,689        34,735
                                                ---------      ---------     ---------
Operating income                                   16,194         18,550        18,367
Other income/(expense)                               (486)           109           279
Interest income, net                                1,117          1,258         1,030
                                                ---------      ---------     ---------
Income before taxes                                16,825         19,917        19,676
Provision for income taxes                          3,705          6,195         5,917
                                                ---------      ---------     ---------
Net income before cumulative effect of a
   change in accounting principle                  13,120         13,722        13,759
Cumulative effect of a change in accounting
   principle, net of taxes                          1,858             --            --
                                                ---------      ---------     ---------

Net income                                      $  14,978      $  13,722     $  13,759
                                                =========      =========     =========


Basic earnings per share, before cumulative
   effect of a change in accounting principle   $    1.25      $    1.30     $    1.25

Cumulative effect of a change in accounting
   principle                                          .18             --            --
                                                ---------      ---------     ---------

Basic earnings per share                        $    1.43      $    1.30     $    1.25
                                                =========      =========     =========

Diluted earnings per share                      $    1.43      $    1.30     $    1.25
                                                =========      =========     =========


            The accompanying notes are an integral part of these statements.

                                             DENISON INTERNATIONAL plc AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (U.S. dollars in thousands, except share data)
                                 'A'                        'A'                       Addi-                          Accumulated
                                 Ordinary                   Ordinary      Ordinary    tional    Capital              Other
                                 shares of     Ordinary     shares of     shares of   paid in   redem-    Retained   Compre-
                                 (pound)8.00   shares of    (pound)8.00   $0.01       capital   tion      earnings   hensive
                                 each          $0.01 each   each          each        (i)       reserve   (ii)       Income (loss)
                                 -----------   ----------   -----------   ---------   -------   -------   --------   -------------
                                    (number of shares)
Balance at January 1, 2000       7,015         11,113,950   $86           $111        $5,479    $1,090    $ 82,691     ($8,397)
Purchase and retirement of
   treasury shares                  --           (550,000)   --             (4)         (329)       --      (7,065)         --
Net income                          --                 --    --             --            --        --      13,759          --
Translation adjustment              --                 --    --             --            --        --          --      (2,463)

Comprehensive income                --                 --    --             --            --        --          --          --
                                 -----         ----------   ---           ----        ------    ------    --------   ---------

Balance at December 31, 2000     7,015         10,563,950   $86           $107        $5,150    $1,090    $ 89,385    ($10,860)

Net income                          --                 --    --             --            --        --      13,722          --
Translation adjustment              --                 --    --             --            --        --          --      (2,393)
Foreign currency forward
   contract                         --                 --    --             --            --        --          --         (62)

Comprehensive income                --                 --    --             --            --        --          --          --
                                 -----         ----------   ---           ----        ------    ------    --------   ---------

Balance at December 31, 2001     7,015         10,563,950   $86           $107        $5,150    $1,090    $103,107    ($13,315)

Purchase and retirement of
   treasury shares                  --           (550,000)   --             (5)           --        --      (8,185)         --
Net income                          --                 --    --             --            --        --      14,978          --
Exercise of stock options           --              3,750    --             --            52        --          --          --
Translation adjustment              --                 --    --             --            --        --          --      13,096
Foreign currency forward
   contract                         --                 --    --             --            --        --          --         195

Comprehensive income                --                 --    --             --            --        --          --          --
                                 -----         ----------   ---           ----        ------    ------    --------   ---------

Balance at December 31, 2002     7,015         10,017,700   $86           $102        $5,202    $1,090    $109,900    ($    24)
                                 =====         ==========   ===           ====        ======    ======    ========   =========


[SECOND PART OF TABLE CONTINUED BELOW]

                               Compre-
                               hensive
                               Income
                               (Loss)     Total
                               --------   --------

Balance at January 1, 2000                $ 81,060
Purchase and retirement of
   treasury shares                   --     (7,398)
Net income                       13,759     13,759
Translation adjustment           (2,463)    (2,463)
                                 ------
Comprehensive income           $ 11,296         --
                               ========   --------

Balance at December 31, 2000               $ 84,958

Net income                       13,722     13,722
Translation adjustment           (2,393)    (2,393)
Foreign currency forward
   contract                         (62)       (62)
                                    ----
Comprehensive income           $ 11,267         --
                               ========   --------

Balance at December 31, 2001              $ 96,225

Purchase and retirement of
   treasury shares                   --     (8,190)
Net income                       14,978     14,978
Exercise of stock options            --         52
Translation adjustment           13,096     13,096
Foreign currency forward
   contract                         195        195
                                    ---
Comprehensive income           $ 28,269         --
                               ========   --------

Balance at December 31, 2002              $116,356
                               ========   ========


(i)  Additional paid in capital is not distributable.

(ii) Retained earnings available for distribution as dividends by the parent company at December 31, 2002 were $66,325,000.

                                  The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (U.S. dollars in thousands)
                                                                   Year ended December 31,
                                                                   -----------------------
                                                               2002          2001          2000
                                                               ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 14,978      $ 13,722      $ 13,759
Adjustments to reconcile net income to net cash
provided by operating activities:
   Amortization of goodwill                                   (1,858)         (902)       (1,043)
   Depreciation                                                5,661         5,239         5,050
   Deferred income taxes                                        (400)         (192)          831
   Changes in operating assets and liabilities:
      Accounts receivable                                     (1,650)        4,080        (3,039)
      Inventories                                             (2,562)       (4,805)       (4,653)
      Other current assets                                       647            (2)          (52)
      Other assets                                             3,704         3,096        (1,482)
      Accounts payable                                           932        (2,399)        4,545
      Accrued payroll and related expenses                      (442)          466         2,912
      Income tax payable                                      (1,804)           41           914
      Other accrued liabilities                                  341         2,355        (1,268)
      Pension accrual                                             61            88           164
      Other noncurrent liabilities                              (636)          451           (62)
                                                            --------      --------      --------
Net cash provided by operating activities                     16,972        21,238        16,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                            (2,749)       (2,491)       (4,015)
Purchase of property, plant and equipment                     (6,196)       (9,851)       (3,698)
Proceeds from disposal of property, plant and equipment         (210)          (94)          238
                                                            --------      --------      --------
Net cash used in investing activities                         (9,155)      (12,436)       (7,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on lines of credit                  (9,743)        4,130           660
Purchase and retirement of treasury shares                    (8,190)           --        (7,398)
Repayment of capital lease obligations                            --            --          (111)
Proceeds from exercise of stock options                           52            --            --
                                                            --------      --------      --------
Net cash provided by (used in) financing activities          (17,881)        4,130        (6,849)
                                                            --------      --------      --------

Effect of exchange rate changes on cash                        6,571        (1,784)       (1,329)
Net increase/(decrease) in cash and cash equivalents          (3,493)       11,148           923

Cash and cash equivalents at beginning of year                43,245        32,097        31,174
                                                            --------      --------      --------
Cash and cash equivalents at end of year                    $ 39,752      $ 43,245      $ 32,097
                                                            ========      ========      ========

Supplemental disclosure of cash flow information:
Interest paid                                               $    320      $    521      $    436
Income taxes paid                                           $  2,098      $  2,958      $  2,729

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

2.  Basis of Financial Statements

  Companies Act 1985

     These consolidated financial statements do not comprise the Company's statutory accounts within the meaning of section 240 of the Companies Act 1985, as amended, of Great Britain (the "Companies Act"). The Company's statutory accounts, which are its primary consolidated financial statements, are prepared in accordance with accounting principles generally accepted in the United Kingdom ("U.K. GAAP") in compliance with the Companies Act and are presented in pounds sterling. Statutory accounts for the years ended December 31, 2000 and 2001 have been, and for the year ended December 31, 2002 will be filed with the Registrar of Companies for England and Wales. The auditors' reports on those accounts previously filed were unqualified.

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

     Through December 31, 2001, the Company's policy was to periodically review its goodwill and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses. Effective January 1, 2002, the Company adopted the impairment provisions of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". During 2002, the Company performed both the transitional impairment test in June 2002 and the annual impairment test in the fourth quarter of 2002. Both of these tests determined that no impairment existed. See New Accounting Pronouncements below.

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

  Warranty

     The Company generally warrants its products for one year. An estimate of the amount required to cover warranty expense on products sold is charged against income at the time of sale. Other liabilities include accrued warranty costs of $3.4 million and $3.3 million at December 31, 2002 and 2001, respectively, of which $2.9 million and $2.7 million are classified as short-term.

  Advertising Expense

     The Company expenses the costs of advertising as incurred. Advertising expenses include the promotion of specific products and kinds of advertising include Company and product catalogues, business and industrial publications. Advertising expense was $0.6 million, $0.8 million and $0.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development

     Expenditures for research and development are expensed as incurred. Research and development expense was $4.8 million, $5.2 million and $5.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

  Stock Based Compensation

     As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS No. 123"), and Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures" ("SFAS No. 148"), the Company accounts for employee share option grants using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees"

("APB 25"). Under APB 25, because the exercise price equals the estimated market price on the date of grant, no compensation expense has been recognized for stock option awards.

     Pro forma information regarding net income and earnings per share is required under SFAS No. 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that statement. The Company uses the Black-Scholes method to estimate the fair value of options at the date of grant with the following assumptions for 2001 and 2000: risk-free interest rates of 6%, volatility of 50% and 53% respectively, no dividend yield and an expected life of 5 years. There were no stock options granted in 2002.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31 follows:

                                                          2002             2001            2000
                                                          ----             ----            ----
                                                   (U.S. dollars in thousands, except per share data)
Net income as reported                                 $   14,978      $   13,722      $   13,759
Less:  Total stock-based employee compensation
       expense determined under the fair value
       based method for all awards, net of related
       tax effects                                           (541)         (1,086)         (1,236)
                                                       ----------      ----------      ----------
Pro forma net income                                   $   14,437      $   12,636      $   12,523
                                                       ==========      ==========      ==========

Earnings per share:
     Basic - as reported                               $     1.43      $     1.30      $     1.25
     Basic - pro forma                                 $     1.38      $     1.20      $     1.13
     Diluted - as reported                             $     1.43      $     1.30      $     1.25
     Diluted - pro forma                               $     1.38      $     1.19      $     1.13

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

Comprehensive Income (Loss)

     Accumulated other comprehensive loss on the balance sheet consists of:

                                               December 31,
                                               ------------
                                            2002          2001
                                            ----          ----
                                       (U.S. dollars in thousands)

Foreign currency forward contracts       $    195      $    (62)
Cumulative translation adjustment            (219)      (13,253)
                                         --------      --------
Accumulated other comprehensive loss     $    (24)     $(13,315)
                                         ========      ========

Reclassification

     Certain prior year end amounts have been reclassified to conform to the 2002 presentation.

 New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142 , Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations will cease upon adoption of this Statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this Statement. Also under this Statement, companies were required to perform a transitional impairment test of goodwill by evaluating all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. During 2002, the Company performed both the transitional impairment test in June of 2002 and the annual impairment test in the fourth quarter of 2002. Both of these tests determined that no impairment existed.

     Additionally, SFAS No. 141 requires that in a business combination in which the fair value of the net assets acquired exceeds cost, any residual negative goodwill is recognized as an extraordinary gain in the period in which the business combination is initially recognized. The transition provisions of SFAS No. 141 require that upon adoption of SFAS No. 142, any existing negative goodwill be adjusted as a cumulative effect of a change in accounting principle in the statement of operations. In the first quarter of 2002, the Company recorded a cumulative effect of a change in accounting principle for its remaining unamortized negative goodwill of $1.9 million.

     The Company's net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 adjusted to exclude goodwill amortization were as follows:

                                                              2002            2001            2000
                                                              ----            ----            ----
                                                      (U.S. dollars in thousands, except per share data)
Reported net income                                       $   14,978      $   13,722      $   13,759
Goodwill amortization, net of tax                                 --             300             275
Negative goodwill amortization, net of tax                        --          (1,200)         (1,200)
Cumulative change in accounting principle, net of tax         (1,858)             --              --
                                                          ----------      ----------      ----------
Adjusted net income                                       $   13,120      $   12,822      $   12,834
                                                          ==========      ==========      ==========

Basic earnings per share as reported                      $     1.43      $     1.30      $     1.25
Net goodwill amortization, net of tax                          --               (.09)           (.08)
Cumulative change in accounting principle, net of tax           (.18)          --                 --
                                                          ----------      ----------      ----------
Adjusted basic earnings per share                         $     1.25      $     1.21      $     1.17
                                                          ==========      ==========      ==========

Diluted earnings per share as reported                    $     1.43      $     1.30      $     1.25
Net goodwill amortization, net of tax                          --               (.09)           (.08)
Cumulative change in accounting principle, net of tax           (.18)          --                 --
                                                          ----------      ----------      ----------
Adjusted diluted earnings per share                       $     1.25      $     1.21      $     1.17
                                                          ==========      ==========      ==========

     Goodwill of $12,924 and $8,984 at December 31, 2002 and 2001, respectively, relates to the Company's operations in its European segment. The increase in goodwill during 2002 includes increases of $2,200 related to the May 2002 Rander acquisition and $2,140 in foreign currency translation adjustments offset by a decrease of $400 related to the reversal of accruals recorded in a prior acquisition.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Transactions for the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 also sets forth requirements for recognizing and measuring impairment losses on certain long-lived assets to be held or used. SFAS No. 144 is effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 must be applied in fiscal years beginning after May 15, 2002. The Company has early adopted this statement for the year ended December 31, 2002. However, its adoption will have no effect on the Company's future results of operations, financial position, or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date of an entity's commitment to an exit plan, as under EITF Issue No. 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a significant effect on the Company's results of operations, financial position, or cash flows.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosures", which amends FASB SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ended after December 15, 2002. Accordingly, the Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial statements for the year ended December 31, 2002. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. As provided by SFAS No. 123 and 148, the Company has chosen to continue use of the accounting method under Accounting Principles Board Opinion No. 25 and the related interpretations to account for the Company's stock compensation plans. As adoption of Statement No. 148 only involves disclosures by the Company, the Company does not expect any impact on its results of operations, financial position, or liquidity.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" (FIN No. 45). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The disclosure provisions of FIN No. 45 are effective for the Company as of December 31, 2002. The Company has now significant guarantees and claims arising during the course of its business operations. The Company accrues for losses under these arrangements when they become probable and estimable. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The Company is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its consolidated results of operations, financial position, or cash flows.

4. Inventories

     Inventories consisted of the following:

                                            December 31,
                                            ------------
                                          2002        2001
                                          ----        ----
                                     (U.S. dollars in thousands)

     Finished goods                     $27,551     $23,611
     Work-in-progress                     3,675       3,510
     Raw materials and supplies          14,098      14,636
                                        -------     -------
                                        $45,324     $41,757
                                        =======     =======

5. Property, Plant and Equipment

     Property, plant and equipment, net, consisted of the following:

                                                 December 31,
                                                 ------------
                                               2002        2001
                                               ----        ----
                                          (U.S. dollars in thousands)

     Land and buildings                      $ 6,954     $ 5,384
     Machinery and equipment                  53,939      43,960
     Motor vehicles                              978         827
                                             -------     -------
                                             $61,871     $50,171
     Less:  accumulated depreciation         (30,739)    (22,259)
                                             -------     -------
     Property, plant and equipment, net      $31,132     $27,912
                                             =======     =======

6. Notes Payable to Bank

     In April 2002, the Company's Japanese subsidiary entered into a bank loan with a bank that provided $2.4 million for working capital and acquisitions. Borrowings under the agreement are guaranteed by the Company. At December 31, 2002, $.2 million was outstanding under the bank loan. Interest on the loan accrues at a rate of 1.75%. Interest on the loan is payable quarterly. The bank loan is due on April 20, 2003.

     Other short-term borrowings outside the United States under available informal credit facilities are typically a result of overdrafts. At December 31, 2002, the Company had an additional $.7 million of other foreign debt outstanding. The Company also has an additional $1.7 million of unused foreign credit facilities. These facilities may be withdrawn at any time by the banks.

     The weighted average interest rates on short-term borrowings as of December 31, 2002 and 2001 were 3.9% and 3.6%, respectively.

7. Financial and Derivative Instruments

     Primarily as a result of the short term nature of the Company's financial instruments and the variable rate of interest on the Company's debt, the estimated fair values of financial instruments approximate their carrying values at December 31, 2002 and 2001.

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

     The Company's worldwide manufacturing facilities sell products to the Company's sales and distribution subsidiaries under various currencies. In addition, certain of the Company's subsidiaries record billings of export sales in the customer's functional currency. Accordingly, the US Dollar-equivalent cash flows may vary due to changes in related foreign currency exchange rates. To reduce that risk, the Company enters into foreign currency forward contracts with a maximum hedging period of 12 months. The Company has no other freestanding or embedded derivative instruments. The notional amount of foreign forward currency contracts at December 31, 2002 was $1.1 million.

     Gains and losses on the foreign currency forward contracts are recorded in other comprehensive income (equity) to the extent that the hedges are effective until the underlying sale or purchase transactions are recognized in earnings. Gains and losses on sale and purchase transactions are classified as sales or cost of sales, respectively.

     The adoption of SFAS 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of $178,000, being recognized as other comprehensive income. The $195,000 gain recorded in accumulated other comprehensive loss at December 31, 2002 is expected to be reclassified to earnings over the twelve-month period ending December 31, 2003. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the year ended December 31, 2002 in connection with forecasted transactions that were no longer considered probable of occurring.

8. Acquisitions

     On May 31, 2002 the Company completed its acquisition of 100% of the outstanding shares of Rander & Company Hydraulick-Systeme und Anlagenbau GmbH ("Rander"), effective as of June 1, 2002. The Rander acquisition improved the Company's strategic presence in the German hydraulic markets, the largest market in Europe. The cash purchase price was $3.3 million ($2.7 million net of cash acquired and debt assumed). Rander designs, manufactures and distributes hydraulic systems for industrial and mobile hydraulic applications, and is located in Bremen, Germany. The acquisition has been accounted for utilizing the purchase method of accounting, and the operating results of Rander have been included in the operating results of the Company from June 1, 2002. The purchase price allocation was as follows: current assets - $1,500, property, plant and equipment - $460, current liabilities - $860 and goodwill - $2,200. The Company performed an evaluation of the operations of Rander and determined that there were no identifiable intangible assets.

     In December 2001 the Company acquired certain assets of a California distributor of the Company's U.S. subsidiary for $963,000. The Company began operations, establishing West Coast Fluid Power, as a division of the Company's U.S. subsidiary, on January 1, 2002 as a distributor serving the general hydraulics market in California.

     The following unaudited pro forma summary presents the Company's combined 2002 and 2001 results as if the Rander and West Coast Fluid Power acquisitions had occurred at January 1, 2001, after giving effect to certain adjustments. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition(s) occurred at January 1, 2001:

                                             Year Ended
                                December 31, 2002   December 31, 2001
                                -----------------   -----------------
                         (U.S. dollars in thousands, except per share data)

Net sales                            $160,200           $162,400
Net income                           $ 15,378           $ 14,922
Basic earnings per share             $   1.47           $   1.41
Diluted earnings per share           $   1.47           $   1.41

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

9. Shareholders Equity

     At the Company's 2002 Annual General Meeting of Shareholders held on May 28, 2002, shareholders unanimously approved a plan under which the Company may repurchase up to 1,056,770 of its ordinary shares under certain terms and conditions. The approval will expire on November 7, 2003. During fiscal 2002, 550,000 shares were purchased and retired for an aggregate price of $8.2 million. As of December 31, 2002, the Company had remaining authorization for future purchases under the plan of 506,770 shares or approximately $8.1 million at market price as of December 31, 2002.

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

     The following table summarizes share option activity for Ordinary Shares:

                                                  2002                       2001                         2000
                                         ----------------------     ------------------------    ------------------------
                                                      Weighted                   Weighted                    Weighted
                                                       Average                    Average                     Average
                                                      Exercise                   Exercise                    Exercise
                                          Options       Price        Options        Price        Options        Price
                                         ----------- ----------     ----------- ------------    ----------- ------------
Outstanding beginning of year              613,000     $ 16.63       623,000      $ 16.67        650,500      $ 16.81
Granted                                         --          --         5,000        13.63         20,000        11.56
Exercised                                  (3,750)          --            --           --             --           --
Forfeited                                  (1,250)       13.88       (15,000)       16.88        (47,500)       16.00
                                           -------     -------      --------      -------        -------      -------
Outstanding end of year                    608,000     $ 16.66       613,000      $ 16.63        623,000      $ 16.67
                                           =======     =======      ========       =======       =======      =======

Exercisable at end of year                 585,250                   496,875                     353,000

Weighted-average fair value of
options granted during the year              N/A                      $6.92                       $6.09


Share options outstanding at December 31, 2002 are summarized as follows:

                                               Outstanding                           Exercisable
                                 -------------------------------------------- --------------------------
                                                                Weighted-
                                               Weighted           Average                      Weighted
                                                Average         Remaining                       Average
                                               Exercise       Contractual                      Exercise
                                 Number           Price              Life        Number           Price
                                 -------------------------------------------- --------------------------
Exercise prices between
   $11.56 and $13.88               66,000       $12.54            6.7            43,250         $12.62
   $16.00 and $19.53              542,000       $17.16            4.5           542,000         $17.16


     Options to purchase 542,000, 542,000 and 557,000 shares of common stock at a weighted average price of $17.16, $17.16 and $17.16 per share, respectively, were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price for the common shares and, therefore, the effect would be antidilutive.

11. Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                     2002             2001            2000
                                                                     ----             ----            ----
                                                             (U.S. dollars in thousands, except share and
                                                                           per share data)
Numerator:
    Net income                                                    $ 14,978        $ 13,722         $ 13,759
                                                                  ========        ========         ========

Denominator:
    Denominator for basic earnings per share --
     weighted-average shares                                    10,453,042      10,563,950       11,046,976
    Effect of dilutive stock options                                33,706          16,710              852
                                                                -----------     ----------       ----------
    Denominator for diluted earnings per share  --
     adjusted weighted-average shares                           10,486,748      10,580,660       11,047,828
                                                                ==========      ==========       ==========

Basic earnings per share                                            $ 1.43          $ 1.30           $ 1.25
                                                                    ======          ======           ======

Diluted earnings per share                                          $ 1.43          $ 1.30           $ 1.25
                                                                    ======          ======           ======


12.  Commitments

     The Company has purchase commitments with various vendors for approximately $1.6 million as of December 31, 2002. These purchase commitments are payable during 2003.

     Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2002:

                                              Operating Leases
                                         (U.S. dollars in thousands)

     2003                                          $ 2,074
     2004                                              857
     2005                                              549
     2006                                              399
     2007                                              221
     Thereafter                                         --
                                                        --
     Total minimum lease payments                  $ 4,100
                                                   =======

     Annual rent expense charged to operations in each of the three years ended December 31, 2002, was approximately $2.1 million.

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

     For financial reporting purposes, income before income taxes includes the following components:

                                                  Year ended December 31,
                                                  -----------------------
                                           2002            2001           2000
                                           ----            ----           ----
                                              (U.S. dollars in thousands)
     Pretax income:
       United Kingdom                   $   (215)       $  2,733       $  2,471
       Foreign                            17,040          17,184         17,205
                                        --------        --------       --------
                                         $16,825         $19,917        $19,676
                                        ========        ========       ========


Significant components of the provision for income tax expense (benefit) were as follows:

                                                  Year ended December 31,
                                                  -----------------------
                                           2002            2001           2000
                                           ----            ----           ----
                                              (U.S. dollars in thousands)
     Current:
       United Kingdom                   $    (86)       $    367       $    (27)
       Foreign                             4,191           6,020          5,113
                                        --------        --------       --------
         Total current                  $  4,105        $  6,387       $  5,086
                                        ========        ========       ========

     Deferred:
       United Kingdom                   $     --        $     --       $     --
       Foreign                              (400)           (192)           831
                                        --------        --------       --------
         Total provision (benefit)
         for income taxes               $  3,705        $  6,195       $  5,917
                                        ========        ========       ========


         The effective tax rate on earnings before income taxes varies from the current U.K. statutory income tax rate as follows:

                                                                        December 31,
                                                                        ------------
                                                             2002           2001           2000
                                                             ----           ----           ----
Provision at statutory rate                                   30%            30%            30%
Foreign operations taxed at rates different from
   United Kingdom statutory rate                                3              6              6
Reduction in valuation allowance relating to utilization
   of NOL carry forwards and other deferred tax assets        (7)            (4)            (3)
Amortization of negative goodwill                              --            (1)            (1)
Other - net                                                   (4)             --            (2)
                                                              ---             --            ---
Effective tax rate                                            22%            31%            30%
                                                              ===            ===            ===

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes recorded at the applicable statutory rates where the Company's operations are located.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                              ------------
                                                         2002              2001
                                                         ----              ----
     Deferred tax assets:
          Employee benefits                             $ 917             $ 594
          Net operating loss carryforwards              2,378             2,162
          Other                                         3,525             3,159
     Valuation allowance                               (4,447)           (3,742)
                                                      -------           -------
     Deferred tax assets                                2,373             2,173
                                                      -------           -------

     Deferred tax liabilities                           1,979             1,552

     Net deferred tax assets                            $ 394             $ 621
                                                      =======           =======

     A valuation allowance has been provided against the net deferred tax assets for financial reporting purposes in respect of temporary differences and net operating loss carryforwards. These deferred tax assets primarily relate to existing net operating losses and basis differences that arose as part of the June 15, 1993 acquisition. Certain of these net operating losses and future tax deductions are subject to limitations under foreign tax law which are described further below. When the deferred tax assets from the acquisition are realized, the Company records a reduction in the current year income tax expense equal to the valuation reserve which has been realized. The valuation allowance has been increased by $0.7 million at December 31, 2002 and was reduced by $1.5 million at December 31, 2001.

     At December 31, 2002, the Company has net operating loss carryforwards ("NOLs") of approximately $7.2 million for foreign income tax purposes, of which the entire balance will be allowable against national taxes. The NOL deductions in the U.S. totaling $4.5 million are limited under Section 382 of the Internal Revenue Code to $0.9 million per year expiring in 2007. The Company and its subsidiaries file for group relief or consolidated tax returns in the jurisdictions where available.

     The Company has not provided for taxes on undistributed foreign earnings since the Company intends to reinvest these earnings in the future growth of the business.

14. Pension and Other Postretirement Benefits

     The Company operates four defined benefit pension plans in the United States, Germany and Japan. The plans are generally funded in advance by contributions from members at levels set in the rules, and from the Company at rates assessed by each plan's professionally qualified actuaries. Plan assets consist principally of corporate and government bonds and common stocks.

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

     The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation and plan assets, the funded status and the amounts recognized in the consolidated balance sheets for the defined benefit and other postretirement plans as of December 31:

                                                              Pension Benefits           Other Benefits
                                                              ----------------           --------------
                                                             2001         2002         2002         2001
                                                             ----         ----         ----         ----
                                                                     (U.S. dollars in thousands)
Change in benefit obligation
Benefit obligation beginning of year                       $ 14,404     $ 14,249     $    794     $    754
Service cost                                                    275          265            7            5
Interest cost                                                   839          822           46           58
Actuarial (gain)/loss                                             7          422          (25)         122
Benefits paid                                                  (639)        (686)        (156)        (145)
Exchange rate changes                                         1,495         (668)          --           --
                                                           --------     --------     --------     --------
Benefit obligation at end of year                          $ 16,381     $ 14,404     $    666     $    794
                                                           --------     --------     --------     --------

Change in plan assets
Fair value of plan assets at beginning of year             $  5,595     $  5,655     $     --     $     --
Actual return on plan assets                                    183          218           --           --
Employer contributions                                          142          218          156          145
Benefits paid                                                  (366)        (422)        (156)        (145)
Exchange rate changes                                            55          (74)          --           --
                                                           --------     --------     --------     --------
Fair value of plan assets at end of year                   $  5,609     $  5,595     $      0     $      0
                                                           --------     --------     --------     --------


Reconciliation of funded status
Funded status                                              $(10,775)    $ (8,809)    $   (666)    $   (794)
Unrecognized actuarial (gain)/loss                               23         (246)         113          138
Unrecognized net asset                                          267          (34)          --           --
                                                           --------     --------     --------     --------
Accrued benefit cost                                       $(10,485)    $ (9,089)    $   (553)    $   (656)
                                                           --------     --------     --------     --------

Amounts recognized in the consolidated balance sheets
consists of:
Prepaid benefit cost                                       $     --     $    472     $     --     $     --
Accrued benefit liability                                   (11,055)      (9,561)        (553)        (656)
Intangible asset                                                 42           --           --           --
Accumulated other comprehensive income                          528           --           --           --
                                                           --------     --------     --------     --------
Net amount recognized                                      $(10,485)    $ (9,089)    $   (553)    $   (656)
                                                           ========     ========     ========     ========


Additional year-end information for plans with benefit
obligations in excess of plan assets
Projected benefit obligation                                 16,381       13,766
Accumulated benefit obligation                               15,535       12,987
Fair value of plan assets                                     5,609        4,948


Components of net periodic benefit cost
Service cost                                                  $ 276        $ 265     $      7     $      5
Interest cost                                                   839          822           46           58
Expected return on plan assets                                (353)         (367)          --           --
Amortization of transitional (asset) or obligation               33           33           --           --
Recognized actuarial (gain) or loss                              10          (25)          --            3
Exchange rate changes                                            63           --           --           --
                                                           --------     --------     --------     --------
Net periodic benefit cost                                  $    868     $    728     $     53     $     66
                                                           --------     --------     --------     --------





                                                              Pension Benefits           Other Benefits
                                                              ----------------           --------------
                                                             2001         2002         2002         2001
                                                             ----         ----         ----         ----
                                                                     (U.S. dollars in thousands)
Weighted average assumptions as of December 31
Discount rate                                                  3.41%        5.84%        7.00%        7.25%
Rate of increase in compensation levels                        2.40%        2.40%          --           --
Expected long-term rate of return on assets                    6.63%        6.76%          --           --

     The annual assumed health care cost trend rate is 6% for the year subsequent to December 31, 2002 and is assumed to remain at 6% thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care trend rate would have the following effects:

(U.S. dollars in thousands)                        1% Increase       1% Decrease
                                                   -----------       -----------

Effect on total service and interest cost              $ 4               $ 3
Effect on postretirement benefit obligation            $ 47             $ 33

15. Contingencies

     The Company remains involved in environmental cleanup efforts at Company owned sites. The Company's estimate of the total anticipated cost of the cleanup efforts is $3.0 million of which $1.7 million has been spent as of December 31, 2002. Remaining accrued cleanup costs total $1.3 million of which $1.2 million is classified in the consolidated financial statements as long-term accrued liabilities. There were no charges to the accrual in 2002 and 2001.

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

     A summary of the Company's operations by geographic area follows:

                                           2002           2001           2000
                                           ----           ----           ----
                                              (U.S. dollars in thousands)
Sales to unaffiliated companies:
     United Kingdom                    $   8,594      $   8,543      $   8,776
     France                               15,720         15,104         14,447
     Germany                              13,950         12,550         11,405
     Italy                                19,260         20,037         18,941
     Rest of Europe                       32,194         29,071         29,561
                                       ---------      ---------      ---------
          Total Europe                    89,718         85,305         83,130

     United States                        36,712         39,669         41,078
     Canada                                8,506          8,449          7,855
                                       ---------      ---------      ---------
          Total North America             45,218         48,118         48,933

     Asia-Pacific                         23,075         22,023         21,032
                                       ---------      ---------      ---------
          Total Consolidated           $ 158,011      $ 155,446      $ 153,095
                                       =========      =========      =========

Transfers between geographic area:
     United Kingdom                    $     114      $     138      $     274
     France                               24,498         24,340         23,822
     Germany                              12,635         14,027         14,518
     Italy                                 1,698          1,239             --
     Rest of Europe                          854            923            886
                                       ---------      ---------      ---------
          Total Europe                    39,799         40,667         39,500

     United States                        14,123         14,344         13,188
     Canada                                   --             --             --
                                       ---------      ---------      ---------
          Total North America             14,123         14,344         13,188

     Asia-Pacific                            282            643             94
                                       ---------      ---------      ---------

          Total Transfers                 54,204         55,654         52,782
          Eliminations                   (54,204)       (55,654)       (52,782)
                                       ---------      ---------      ---------
          Total Consolidated           $       0      $       0      $       0
                                       =========      =========      =========


Depreciation expense:
     United Kingdom                    $     227      $     209      $     163
     France                                1,524          1,253          1,282
     Germany                                 850            746            680
     Italy                                   710            677            589
     Rest of Europe                          544            667            498
                                       ---------      ---------      ---------
          Total Europe                     3,855          3,552          3,212

     United States                         1,530          1,445          1,470
     Canada                                   22            (31)            19
                                       ---------      ---------      ---------
          Total North America              1,552          1,414          1,489

     Asia-Pacific                            254            273            349
                                       ---------      ---------      ---------
          Total Consolidated           $   5,661      $   5,239      $   5,050
                                       =========      =========      =========

                                           2002           2001           2000
                                           ----           ----           ----
                                              (U.S. dollars in thousands)
Operating Income:
     United Kingdom                    $     670      $     929          $ 995
     France                                7,373          7,676          6,470
     Germany                               1,003          1,651          1,336
     Italy                                 1,057          1,469          1,518
     Rest of Europe                        2,889          3,061          3,516
                                       ---------      ---------      ---------
          Total Europe                    12,992         14,786         13,835

     United States                         1,526            638          1,915
     Canada                                1,007            933            783
                                       ---------      ---------      ---------
          Total North America              2,533          1,571          2,698

     Asia-Pacific                          1,212          1,998          1,123

     Corporate                              (543)           195            711
                                       ---------      ---------      ---------
          Total Consolidated           $  16,194      $  18,550      $  18,367
                                       =========      =========      =========


Identifiable assets:
     United Kingdom                    $   9,027      $  11,846      $  10,043
     France                               30,867         29,487         23,600
     Germany                              20,828         16,941         16,236
     Italy                                24,259         16,953         18,584
     Rest of Europe                       34,084         32,725         29,225
                                       ---------      ---------      ---------
          Total Europe                   119,065        107,952         97,688

     United States                        26,371         25,989         25,938
     Canada                                5,323          5,411          4,920
                                       ---------      ---------      ---------
          Total North America             31,694         31,400         30,858

     Asia-Pacific                         18,780         17,463         15,848
                                       ---------      ---------      ---------
          Total Consolidated           $ 169,539      $ 156,815      $ 144,394
                                       =========      =========      =========


17. Selected Quarterly Financial Data (Unaudited)
      (U.S. dollars in thousands)

                                                Quarter Ended
                                                -------------
                              March 31      June 30   September 30   December 31
                              --------      -------   ------------   -----------

2002
Net Sales                      $38,186      $39,620      $38,925       $41,280
Gross Profit                    13,596       14,002       14,197        13,616
Operating Income                 4,258        4,112        4,190         3,634
Net Income                       4,825        3,406        3,220         3,527
Basic Earnings per Share          0.46         0.32         0.31          0.35
Diluted Earnings per Share        0.46         0.32         0.31          0.35

2001
Net Sales                      $42,717      $41,071      $36,612       $35,046
Gross Profit  (a)               14,708       14,885       12,873        12,733
Operating Income                 5,789        5,541        4,220         3,000
Net Income                       4,015        4,309        3,219         2,179
Basic Earnings per Share          0.38         0.41         0.31          0.21
Diluted Earnings per Share        0.38         0.41         0.30          0.21

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information regarding Directors appearing under the caption "Election of Directors" in the Company's Definitive Proxy Statement to be used in connection with the Annual General Meeting of Stockholders to be held on May 22, 2003 (the "2003 Proxy Statement") is incorporated herein by reference, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this item as to executive officers of the Company is included in Part I (See "Executive Officers of the Company") of this Annual Report on Form 10-K. Information required by Item 405 of Regulation S-K is set forth in the 2003 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to "Executive Compensation" in the 2003 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to "Stock Ownership of Beneficial Owners and Management" in the 2003 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be accumulated and communicated to the Company's management, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Form 10-K:

     1.   Financial Statements

          The 2002 Consolidated Financial Statements of Denison International plc are included in Part II, Item 8.

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

(b)  Reports on Form 8-K

          Form 8-K filed on October 28, 2002, relating to the Company's press release reporting financial results for the third quarter of 2002.

                                INDEX OF EXHIBITS


Exhibit No.    Description
-----------    -----------


2.1 Agreement, dated December 23, 1998, by and among Denison International plc, Merifire Oy and other persons named therein, for the acquisition of 100% of the outstanding shares of Lokomec Oy. ***

2.2 Stock Purchase Agreement, dated March 14, 2000, by and among Denison Hydraulics Italy s.r.l. and Intek S.p.A., for the acquisition of 100% of the shares outstanding of Riva Calzoni Oleodinamica S.p.A. *

2.3 Contract dated November 8, 2000 by and between Denison Hydraulics Limited, Hong Kong and Shanghai Hydraulics & Pneumatics Corporation for the establishment of Shanghai Denison Hydraulics Components Limited. ++

2.4 Asset Purchase Agreement, dated December 27, 2001 by and between Denison Hydraulics, Inc. and STS Operating, Inc. for the acquisition of certain assets relating to STS Operating Inc.'s U.S. west coast operations. +++

2.5 Agreement, dated May 31, 2002, by and among Denison Hydraulicks GmbH and the shareholders of Rander & Co. Hydraulick-Systeme und Anlagenbau GmbH ("Rander"), for the acquisition of 100% of the outstanding shares of Rander. ++++

3.1            Memorandum and Articles of Association of the Company **

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

10.1           The Denison International Stock Option Plan **

10.2 Employment Agreement, dated as of June 1, 1998, by and among David L. Weir, Denison Hydraulics, Inc. and Denison International plc ***

10.3 Revolving Credit Agreement, dated as of May 18, 1999 by and between Denison Hydraulics, Inc. and Bank One, NA. +

10.4 Stock Purchase Agreement, dated May 8, 2000, by and between Denison International plc and ING Barings LLP for the purchase of up to 1,113,950 of the outstanding shares of the Company. *

10.5 Agreement dated May 31, 2000 by and between David L. Weir and Denison Hydraulics Inc. and Denison International plc to extend the employment agreement entered into June 1, 1998. ****

10.6 Form of Stock Purchase Agreement, by and between Denison International plc and ING Barings LLP for the purchase of up to 1,056,395 of the outstanding shares of the Company. +++

21.1           Subsidiaries of Registrant ****

23.1           Consent of Ernst & Young LLP

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

+++ Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

++++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Denison International plc (registrant)

     March 28, 2003                     By: /s/ Bruce A. Smith
                                            ------------------------------
                                            Bruce A. Smith
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/ J. Colin Keith                                           March 28, 2003
     ------------------------------

     J. Colin Keith, Chairman of the Board


     /s/ Anders C. H. Brag                                        March 28, 2003
     ------------------------------

     Anders C. H. Brag, Managing Director and Director


     /s/ David L. Weir                                            March 28, 2003
     ------------------------------

     David L. Weir, President, Chief Executive Officer and Director (Principal Executive Officer)


     /s/ Bruce A. Smith                                           March 28, 2003
     ------------------------------

     Bruce A. Smith, Chief Financial Officer and Director
     (Principal Financial Officer and Principal Accounting Officer)

                                 CERTIFICATIONS

I, David L. Weir, certify that:


     1. I have reviewed this annual report on Form 10-K of Denison International plc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                   /s/ David L. Weir
       --------------                   ----------------------------------
                                        Chief Executive Officer
                                        and President

                                 CERTIFICATIONS

I, Bruce A. Smith, certify that:

     1. I have reviewed this annual report on Form 10-K of Denison International plc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                   /s/ Bruce A. Smith
       --------------                   ----------------------------------
                                        Chief Financial Officer

                                   SCHEDULE II
                                   -----------

                            DENISON INTERNATIONAL PLC

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions
                                                                     ---------
                                              Balance at     Charged to     Charged to                    Balance at
                                             beginning of     costs and        other       Deductions        end of
                                                period        expenses       accounts     (write-offs)       period
                                             ------------    ----------     ----------    ------------    ----------
Description
Allowance for doubtful accounts receivable
     Year ended December 31, 2000               2,175          1,660         (41) (a)        (1,382)        2,412
     Year ended December 31, 2001               2,412            663        (656) (a)          (204)        2,185
     Year ended December 31, 2002               2,185            548        (448) (a)           (43)        2,242

(a)  Exchange adjustment

                                INDEX OF EXHIBITS


Exhibit No.    Description
-----------    -----------


2.1 Agreement, dated December 23, 1998, by and among Denison International plc, Merifire Oy and other persons named therein, for the acquisition of 100% of the outstanding shares of Lokomec Oy. ***

2.2 Stock Purchase Agreement, dated March 14, 2000, by and among Denison Hydraulics Italy s.r.l. and Intek S.p.A., for the acquisition of 100% of the shares outstanding of Riva Calzoni Oleodinamica S.p.A. *

2.3 Contract dated November 8, 2000 by and between Denison Hydraulics Limited, Hong Kong and Shanghai Hydraulics & Pneumatics Corporation for the establishment of Shanghai Denison Hydraulics Components Limited. ++

2.4 Asset Purchase Agreement, dated December 27, 2001 by and between Denison Hydraulics, Inc. and STS Operating, Inc. for the acquisition of certain assets relating to STS Operating Inc.'s U.S. west coast operations. +++

2.5 Agreement, dated May 31, 2002, by and among Denison Hydraulicks GmbH and the shareholders of Rander & Co. Hydraulick-Systeme und Anlagenbau GmbH ("Rander"), for the acquisition of 100% of the outstanding shares of Rander. ++++

3.1            Memorandum and Articles of Association of the Company **

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

10.1           The Denison International Stock Option Plan **

10.2 Employment Agreement, dated as of June 1, 1998, by and among David L. Weir, Denison Hydraulics, Inc. and Denison International plc ***

10.3 Revolving Credit Agreement, dated as of May 18, 1999 by and between Denison Hydraulics, Inc. and Bank One, NA. +

10.4 Stock Purchase Agreement, dated May 8, 2000, by and between Denison International plc and ING Barings LLP for the purchase of up to 1,113,950 of the outstanding shares of the Company. *

10.5 Agreement dated May 31, 2000 by and between David L. Weir and Denison Hydraulics Inc. and Denison International plc to extend the employment agreement entered into June 1, 1998. ****

10.6 Form of Stock Purchase Agreement, by and between Denison International plc and ING Barings LLP for the purchase of up to 1,056,395 of the outstanding shares of the Company. +++

21.1           Subsidiaries of Registrant ****

23.1           Consent of Ernst & Young LLP

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

+++ Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

++++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.