Form 10-Q
period 2003-03-31
DENISON INTERNATIONAL PLC
filed 2003-05-15
CIK 1042598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO ___________


                        Commission file number 000-29358

                            DENISON INTERNATIONAL plc
                            -------------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Ordinary Shares, $0.01 Par Value, 9,934,100 shares as of May 15, 2003 "A" Ordinary Shares, (pound)8.00 par value, 7,015 shares as of May 15, 2003


                                TABLE OF CONTENTS

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION


                                                                                PAGE
                                                                                ----

Item 1    Financial Statements                                                     2
               Condensed Consolidated Balance Sheets (Unaudited)                   2
               Condensed Consolidated Statements of Operations (Unaudited)         3
               Condensed Consolidated Statements of Cash Flows (Unaudited)         4
               Notes to Condensed Consolidated Financial Statements (Unaudited)    5

Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                   10
               Critical Accounting Policies and Estimates                         11
               Impact of Recently Adopted Accounting Pronouncements               12
               Results of Operations                                              12
               Liquidity and Capital Resources                                    13
               Contractual Obligations                                            14
               Impact of Inflation                                                14
               Exposure to Currency Fluctuations                                  14
               Market Risk                                                        14
               Order Receipts and Backlog                                         14
               Access to Information                                              15
               Forward-looking Information                                        15

Item 3    Quantitative and Qualitative Disclosures About Market Risk              15

Item 4    Controls and Procedures                                                 15


                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                       15

Item 2    Changes in Securities and Use of Proceeds                               16

Item 3    Defaults upon Senior Securities                                         16

Item 4    Submission of Matters to a Vote of Security Holders                     16

Item 5    Other Information                                                       16

Item 6    Exhibits and Reports on Form 8-K                                        16

          Signatures                                                              17
          Certifications                                                          18
          Exhibit Index                                                           19

Part I. Financial Information

Item 1.  Financial Statements



                            DENISON INTERNATIONAL plc
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (U.S. dollars in thousands, except share data)


                                                      March 31, 2003     December 31, 2002
                                                      --------------     -----------------

Current assets:
  Cash and cash equivalents                              $ 40,424            $ 39,752
  Accounts receivable, less allowances of
     $2,389 and $2,242 at March 31, 2003 and
     December 31, 2002 respectively                        37,826              32,554
  Inventories                                              45,408              45,324
  Other current assets                                      5,120               5,590
                                                         --------            --------
     Total current assets                                 128,778             123,220
  Property, plant and equipment, net                       30,847              31,132
  Other assets                                              2,261               2,263
  Goodwill                                                 13,425              12,924
                                                         --------            --------
     Total assets                                        $175,311            $169,539
                                                         ========            ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                                  $  1,159              $  898
  Accounts payable                                         12,889              14,553
  Other accrued liabilities                                22,009              19,372
                                                         --------            --------
     Total current liabilities                             36,057              34,823
Noncurrent liabilities:
  Pension accrual                                          13,902              13,201
  Other noncurrent liabilities                              5,269               5,159
                                                         --------            --------
                                                           19,171              18,360

Shareholders' equity:
`A' ordinary shares(pound)8.00 par value; 7,125
  shares authorized, and 7,015 issued and
  outstanding at March 31, 2003 and
  December 31, 2002                                            86                  86
Ordinary shares $0.01 par value; 15,000,000
  shares authorized, and 9,934,100 and 10,017,700
  issued and outstanding at March 31, 2003 and
  December 31, 2002 respectively                              101                 102
Additional paid-in capital                                  5,202               5,202
Capital redemption reserve                                  1,090               1,090
Retained earnings                                         112,309             109,900
Accumulated other comprehensive (loss)                      1,295                (24)
                                                         --------            --------
Total shareholders' equity                                120,083             116,356
                                                         --------            --------
  Total liabilities and shareholders' equity             $175,311            $169,539
                                                         ========            ========



           The accompanying notes are an integral part of these statements.


                                          2

                            DENISON INTERNATIONAL plc
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (U.S. dollars in thousands, except share data)



                                                          Three months ended
                                                               March 31,
                                                           2003         2002
                                                           ----         ----
 Net Sales                                               $44,444      $38,186
 Cost of sales                                            28,293       24,590
                                                         -------      -------
 Gross profit                                             16,151       13,596
 Selling, general and administrative expenses             11,002        9,338
                                                         -------      -------
 Operating income                                          5,149        4,258
 Other income/(expense)                                       91        (169)
 Interest income, net                                        101          207
                                                         -------      -------
 Income before taxes                                       5,341        4,296
 Provision for income taxes                                1,599        1,329
                                                         -------      -------
 Net income, before cumulative effect of a
   change in accounting principle                          3,742        2,967
 Cumulative effect of a change in accounting
   principle                                                  --        1,858
                                                         -------      -------

 Net income                                              $ 3,742      $ 4,825
                                                         =======      =======

 Basic earnings per share, before cumulative
   effect of a change in accounting principle              $ .37        $ .28

 Cumulative effect of a change in
   accounting principle                                       --          .18
                                                         -------      -------

 Basic earnings per share                                  $ .37        $ .46
                                                         =======      =======

 Diluted earnings per share                                $ .37        $ .46
                                                         =======      =======



        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (U.S. dollars in thousands)

                                                   Three months ended March 31,
                                                       2003          2002
                                                       ----          ----

Net cash provided by operating activities             $   175      $    657
                                                      -------      --------

Cash flows from investing activities:
  Purchase of property, plant and equipment             (498)       (1,320)
  Proceeds from disposal of property, plant
     and equipment                                         23          (13)
                                                      -------      --------
  Net cash used in investing activities                 (475)       (1,333)
                                                      -------      --------

Cash flows from financing activities:

  Net borrowings on lines of credit                       240           570
  Buyback of stock                                    (1,334)            --
  Exercise of stock options                                --            34
                                                      -------      --------
  Net cash provided by (used in) financing
     activities                                       (1,094)           604
                                                      -------      --------

Effect of exchange rate changes on
  cash                                                  2,066         (606)
                                                      -------      --------

Net increase (decrease) in cash and cash
  equivalents                                             672         (678)

Cash and cash equivalents at beginning of period       39,752        43,245
                                                      -------      --------

Cash and cash equivalents at end of period            $40,424      $ 42,567
                                                      =======      ========



          The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1) Basis of Financial Statements

Interim Financial Information

     The financial information at March 31, 2003 and for the three month period ended March 31, 2003 and March 31, 2002 is unaudited but includes all adjustments which Denison International plc (the "Company") considers necessary for a fair presentation of financial position at such date and the operating results and cash flows for those periods. All adjustments made were of a normal, recurring nature. Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission Rules and Regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

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

     2) Recent Accounting Developments

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

     A reconciliation of previously reported net income before cumulative effect of a change in accounting principle and related per share amounts to the amounts adjusted for the exclusion of goodwill and negative goodwill amortization net of the related income tax effect follows:

                                                         Three months ended
                                                              March 31,
(U.S. dollars in thousands, except per share data)        2003         2002
                                                          ----         ----
Net income, before cumulative effect of a change
in accounting principle as reported                      $3,742       $2,967
Less:  Negative goodwill amortization                        --        1,858
                                                         ------       ------
Adjusted net income, after cumulative effect of
a change in accounting principle as adjusted             $3,742        $4,825

Basic earnings per share:
Net income, before cumulative effect of a change
in accounting principle as reported$                        .37        $ .28
Less:  Negative goodwill amortization                        --          .18
                                                         ------       ------
Adjusted net income, after cumulative effect of
a change in accounting principle as adjusted              $ .37        $ .46

Diluted earnings per share:
Net income, before cumulative effect of a change
in accounting principle as reported                       $ .37        $ .28
Less:  Negative goodwill amortization                        --          .18
                                                         ------       ------
Adjusted net income, after cumulative effect of
a change in accounting principle as adjusted              $ .37        $ .46


     Goodwill of $13,425 and $12,924 at March 31, 2003 and December 31, 2002, respectively, relates to the Company's operations in its European segment. The increase in goodwill from December 31, 2002 is the result of foreign currency translation adjustments.

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

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosures", which amends FASB SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ended after December 15, 2002. Accordingly, the Company adopted the annual disclosure provisions of SFAS No. 148 in its financial statements for the year ended December 31, 2002. The Company has implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. As provided by SFAS No. 123 and 148, the Company has chosen to continue use of the accounting method under Accounting Principles Board Opinion No. 25 and the related interpretations to account for the Company's stock compensation plans. As adoption of Statement No. 148 only involves disclosures by the Company, the Company does not expect any impact on its results of operations, financial position, or liquidity.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" (FIN No. 45). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The disclosure provisions of FIN No. 45 were effective for the Company as of December 31, 2002. The Company currently has no significant guarantees and claims arising during the course of its business operations. As applicable the Company would accrue for losses under such arrangements when they become probable and estimable. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN No. has not had an impact on the company's consolidated results of operations, financial position, or cash flows.

     3) Acquisitions

     On May 31, 2002 the Company completed its acquisition of 100% of the outstanding shares of Rander & Company Hydraulick-Systeme und Anlagenbau GmbH ("Rander"), effective as of June 1, 2002. The Rander acquisition improved the Company's strategic presence in the German hydraulics market, one of the largest hydraulics markets in Europe. The cash purchase price was $3,300,000 ($2,749,000 net of cash acquired and debt assumed). Rander designs, manufactures and distributes hydraulic systems for industrial and mobile hydraulics applications, and is located in Bremen, Germany. The acquisition has been accounted for utilizing the purchase method of accounting, and the operating results of Rander have been included in the operating results of the Company from June 1, 2002. The purchase price resulted in $2.2 million of goodwill. The Company preformed an evaluation of the operations of Rander and has determined that there were no identifiable intangible assets.

     The following unaudited pro forma summary presents the Company's combined March 2003 and 2002 results as if the Rander acquisition had occurred at January 1, 2002, after giving effect to certain adjustments. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition occurred at January 1, 2002:

                                                      Three months ended
                                                  (U.S. dollars in thousands)
                                               ---------------------------------
                                               March 31, 2003     March 31, 2002
                                               --------------     --------------

Revenue                                           $44,444            $ 39,066
Net Income                                        $ 3,742            $  4,870
Basic Earnings per share                          $   .37            $    .46
Diluted earnings per share                        $   .37            $    .46


     4) Inventory

Inventories consisted of the following:
(U.S. dollars in thousands)                    March 31, 2003  December 31, 2002
                                               --------------  -----------------

Finished goods                                        $27,239            $27,551
Work-in-progress                                        3,496              3,675
Raw materials and supplies                             14,673             14,098
                                                      -------            -------
                                                      $45,408            $45,324
                                                      =======            =======

     5) Property, Plant and Equipment

Property, plant and equipment, net,
consisted of the following:
(U.S. dollars in thousands)                    March 31, 2003  December 31, 2002
                                               --------------  -----------------

Cost:
   Land and buildings                               $   7,147          $   6,954
   Machinery and equipment                             53,991             53,939
   Motor vehicles                                         949                978
                                                    ---------          ---------
                                                    $  62,087          $  61,871
Less:  accumulated depreciation                      (31,240)           (30,739)
                                                    ---------          ---------
Property, plant and equipment, net                  $  30,847          $  31,132
                                                    =========          =========
     6) Financial and Derivative Instruments

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

     The $60,000 gain recorded in equity at March 31, 2003 is expected to be reclassified to earnings over the twelve-month period ending March 31, 2004. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the three months ended March 31, 2003 in connection with forecasted transactions that were no longer considered probable of occurring.

     7) Stock Options

     Effective January 1, 2003, the Company adopted SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure", which allowed the Company to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees", for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the Company's stock option plan in the Consolidated Statements of Operations, as all options granted under the plan had an exercise price equal to the market value of the Company's stock on the date of grant. Had the determination of the compensation cost for the plan been based on the fair value at the grant dates for awards under the plan, the Company's net income would have decreased to the pro forma amounts indicated below:

                                                       Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                     2003            2002
                                                    -------         -------
Net Income:
     As reported                                    $ 3,742         $ 4,825

     Deduct: Total stock-based employee
     Compensation expense determined utilizing
     the Black-Scholes option option pricing
     model for all awards, net of tax                  (34)           (196)
                                                    -------         -------

     Pro-Forma Net Income                           $ 3,709         $ 4,629
                                                    =======         =======

Earnings per Share:

     Basic - as reported                            $  0.37         $  0.46
     Basic - pro forma                              $  0.37         $  0.44
     Diluted - as reported                          $  0.37         $  0.46
     Diluted - pro forma                            $  0.37         $  0.44


     8) Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(U.S. dollars and shares in thousands, except per share data)

                                                      Three months ended
                                                           March 31,
                                                        2003       2002
                                                      -------     -------
Numerator:
   Net income                                         $ 3,742     $ 4,825
                                                      =======     =======

Denominator:
   Denominator for basic earnings per share
   weighted-average shares                             10,011      10,568

Effect of dilutive stock options                           14          35
                                                      -------     -------
   Denominator for diluted earnings per
   share - adjusted weighted-average shares            10,025      10,603
                                                      =======     =======
   Basic earnings per share                              $.37        $.46
                                                      =======     =======
   Diluted earnings per share                            $.37        $.46
                                                      =======     =======

     9) Shareholders Equity

     At the Company's 2002 Annual General Meeting of Shareholders held on May 28, 2002, shareholders unanimously approved a plan under which the Company may purchase up to 1,056,770 of its ordinary shares under certain terms and conditions. The approval will expire on November 7, 2003. During the first quarter of fiscal 2003, 83,600 shares were purchased and retired under this plan for an aggregate price of $1.3 million. As of March 31, 2003, the Company had remaining authorization for future purchases under the plan of 423,170 shares or approximately $7.1 million at market price as of March 31, 2003.

     10) Comprehensive Income

     The Company's total comprehensive income (loss) was as follows:

                                                      Three months ended
                                                           March 31,
(U.S. dollars in thousands)                            2003         2002
                                                       ----         ----

Net income                                            $ 3,742     $  4,825
Foreign currency translation adjustment                 1,454      (1,326)
Derivative instruments, net of tax                      (135)           31
                                                      -------     --------
Comprehensive income                                  $ 5,061     $  3,530
                                                      =======     ========

     The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2002 and March 31, 2003 is as follows:

                                                                Accumulated
                                   Foreign                         Other
                                   Currency     Derivative     Comprehensive
                                 Translation    Instruments    Income (Loss)
                                 -----------    -----------    -------------

Balance at December 31, 2002       $ (219)         $  195           $ (24)
Current period other
  comprehensive income               1,454          (135)            1,319
                                  --------       --------         --------
Balance at March 31, 2003         $  1,235         $   60           $1,295
                                  ========       ========         ========


     11) Segment Information

     A summary of the Company's operations by geographic area follows:

                                                        Three months ended
(U.S. dollars in thousands)                                  March 31,
                                                         2003        2002
                                                         ----        ----

Sales to unaffiliated companies:
   Europe                                             $  26,922    $ 21,374
   North America                                         11,993      11,622
   Asia-Pacific                                           5,529       5,190
                                                      ---------   ---------

     Total consolidated                               $  44,444    $ 38,186
                                                      =========   =========

Transfers between geographic areas:
   Europe                                             $  12,197    $  9,135
   North America                                          3,240       3,236
   Asia-Pacific                                              82         111
                                                      ---------   ---------

     Total transfers                                     15,519      12,482
     Eliminations                                      (15,519)    (12,482)
                                                      ---------   ---------

     Total consolidated                               $       0   $       0
                                                      =========   =========

Operating income (loss):
   Europe                                             $   3,933   $   3,199
   North America                                          1,204         455
   Asia-Pacific                                             257         296
   Corporate                                              (245)         308
                                                      ---------   ---------

     Total consolidated                               $   5,149   $   4,258
                                                      =========   =========



Identifiable assets:                         March 31, 2003    December 31, 2002
                                             --------------    -----------------

   Europe                                       $ 123,963         $ 119,065
   North America                                   33,399            31,694
   Asia-Pacific                                    17,949            18,780
                                                ---------         ---------

     Total consolidated                         $ 175,311         $ 169,539
                                                =========         =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes related thereto appearing in
Item 1. Financial Statements.

     Although the Company reports its financial results in U.S. dollars, approximately 79% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported net sales, as well as the cost of goods sold, gross profit and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The table below summarizes the results of operations for the three months ended March 31, 2003 at the actual currency rates utilized for the period and as adjusted utilizing the currency rates in effect for the comparable period of 2002.

(U.S. dollars in thousands)

                          Three months ended March 31, 2003
                          ---------------------------------

                                           Adjusted Utilizing
                         As Reported       2002 Currency Rates
                         -----------       -------------------

Net Sales                  $ 44,444             $ 39,146

Gross Profit                 16,151               14,110

SG&A Expenses                11,002                9,673

Operating Income              5,149                4,437

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

IMPACT OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 in the first quarter of 2002. Its adoption had a twofold impact on the Company's results for the three months ended March 31, 2002. SFAS 142 provisions pertaining to the immediate elimination of negative goodwill resulted in a cumulative effect of a change in accounting principle and had a one time after tax benefit to earnings in the first quarter of 2002 of $1.9 million, or $0.18 per diluted share. In addition, SFAS 142 provisions pertaining to the systematic elimination of amortization of goodwill (approximately $75,000 per quarter) has a recurring benefit of less than $0.01 per diluted share per quarter.

RESULTS OF OPERATIONS

First Quarter March 31, 2003 Compared with First Quarter ended March 31, 2002

     The Company's net sales increased 16.2% to $44.4 million in the three months ended March 31, 2003 from $38.2 million for the same period in 2002. During the same period, net sales in Europe increased 26.0% to $26.9 million from $21.4 million; net sales in North America increased 2.8% to $12.0 million from $11.6 million; and net sales in Asia-Pacific region increased 6.5% to $5.5 million from $5.2 million. The increased sales in the first quarter of 2003 compared with the first quarter of 2002 resulted from stronger demand for the Company's products on a worldwide basis, combined with the impact of a strong Euro throughout the quarter and the resulting impact on the translation of the Company's European operations.

     The Company's gross profit increased to $16.2 million for the quarter ended March 31, 2003 from $13.6 million in the same period of 2002. Gross profit as a percentage of net sales of 36.3% in the quarter ended March 31, 2003 was favorable to the gross profit as a percentage of net sales of 35.6% recorded for the quarter ended March 31, 2002. The increased dollar value and percentage of gross profit can be attributed to the increase in net sales volume recorded, combined with the impact of higher production activity at the Company's manufacturing facilities, to support the increased sales activity, and cost controls implemented.

     Gross profit in Europe increased 28.9% to $10.7 million for the three months ended March 31, 2003 from $8.3 million in the same period of 2002. Gross profit in North America of $4.0 million increased 21.2% or $0.7 million versus gross profit recorded in the comparable period of 2002. Asia-Pacific gross profit of $1.7 million increased 6.3% or $0.01 million gross profit recorded in the same period of 2002.

     Selling, general and administrative ("SG&A") expenses increased by 18.3% to $11.0 million for the quarter ended March 31, 2003 versus SG&A expenses of $9.3 million for the quarter ended March 31, 2002. These expenses as a percentage of net sales were 24.8% for 2003 as compared to 24.5% for 2002. The increase in SG&A expenses as a percent of net sales for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 can be attributed to the expenses associated with the Rander acquisition, completed in the second quarter of 2002.

     Operating income increased 18.6% to $5.1 million for the quarter ended March 31, 2003 from $4.3 million in the same period of 2002. Operating income as a percentage of net sales increased to 11.5% in the quarter ended March 31, 2003 from 11.2% in the quarter ended March 31, 2002. The changes in exchange rates had the effect of increasing operating income for the period by $0.7 million. The increase in operating income as a percentage of net sales resulted from the variances noted in gross profit and SG&A expenses.

     Other expense was recorded in the quarter ended March 31, 2003 of $91,000 (0.2% of net sales) versus other income of $169,000 (0.4% of net sales) for the comparable period of 2002. The other expense recorded for the first quarter of 2003 was the result of the recognition of non-cash currency losses on inter-company loans versus gains recorded for the comparable period in 2002 as other income. The change in non-cash currency losses for 2003 versus the gains in 2002 can be attributed to the weakening dollar and its impact on translation.

     Net interest income was $101,000 for the quarter ended March 31, 2003, as compared to net interest income of $207,000 for the comparable period in 2002. The decrease reflects lower short term interest rates worldwide.

     The effective tax rate for the three months ended March 31, 2003 was 29.9% compared with 30.9% for the three months ended March 31, 2002, resulting from a mix of profits generated in the Company's overseas operations, with varying effective tax rates.

     Net income for the three months ended March 31, 2003, was $3.7 million, or $0.37 per diluted share, compared to $4.8 million, or $0.46 per diluted share for the comparable period in 2002. Net income, before the cumulative effect of the change in accounting principle, was $0.37 per diluted share for the quarter ended March 31, 2003 versus $0.28 per share for the same period in 2002.


LIQUIDITY AND CAPITAL RESOURCES

(U.S. dollars in thousands)                        Three months ended March 31,
                                                         2003       2002
                                                         ----       ----

Cash and cash equivalents                             $ 40,424   $ 42,567
Net cash provided by operating activities                  175        657
Net cash used in investing activities                    (475)    (1,333)
Net cash provided by (used in) financing activities    (1,094)        604
Effect of exchange rate changes on cash                  2,066      (606)

     Historically the Company has funded its cash requirements through cash flow from operations, although short-term fluctuations in working capital requirements for some of the Company's subsidiaries have been met through borrowings under revolving lines of credit obtained locally. The Company's primary uses of cash have been to fund capital expenditures, acquisitions and to re-purchase shares of the Company.

     Net cash provided by operating activities for the three months ended March 31, 2003 decreased to $0.2 million from $0.7 million for the same period in 2002. The $0.5 million decrease in net cash provided by operating activities for the three months ended March 31, 2003 compared to the comparable period in 2002 was attributable to a $1.1 million decrease in net income partially offset by a $1.0 million decrease in cash primarily utilized for working capital. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

     Net cash used in investing activities was $0.5 million for the three months ended March 31, 2003, compared to $1.3 million for the same period in 2002. Investing activities in the three month period ended March 31, 2003 consisted of investment in manufacturing equipment for the Company's six production facilities.

     Net cash used in financing activities was $1.1 million for the three months ended March 31, 2003 as compared to cash provided of $0.6 million for the same period in 2002. The decrease of $1.7 million in cash provided by (used in) financing activities for the three months ended March 31, 2003 as compared to the same period in 2002 was primarily attributable to funds utilized to repurchase 86,300 shares of the Company's common stock totaling $1.3 million.

     The effect of exchange rate changes on cash and cash equivalents was $2.1 million of cash provided and $0.6 million of cash utilized for the three months ended March 31, 2003 and 2002, respectively. As approximately 79% of the Company's business is transacted in currencies other than the U.S. dollar, foreign currency fluctuations potentially can have a significant impact on dollar reported balances for the Company. The $2.1 million increase in the exchange rate impact on cash and cash equivalents is attributable to a strengthening, during the first three months of 2003, of most of the functional currencies earned by the Company in its European and Asia-Pacific operations against the U.S. dollar, as compared to the impact of weakening of most of the functional currencies earned by the Company in its European operations during the first three months of 2002.

CONTRACTUAL OBLIGATIONS

     As of March 31, 2003, the Company had the following contractual obligations (U.S. dollars in thousands):

                                            Payments Due By Period
                                            Less
                                                                        After
                             Total  Than 1 Year  1-3 Years  4-5 Years   5 Years
Notes payable to bank      $ 1,059    $ 1,059       --         --         --
Short-term borrowings          100        100       --         --         --
Purchase commitments         1,600      1,600       --         --         --
Non-cancelable
   Operating leases          4,100      2,074      1,805       221        --
                         -------------------------------------------------------
Total contractual cash
   Obligations             $ 6,859    $ 4,833     $1,805      $221      $ --
                         =======================================================


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

EXPOSURE TO CURRENCY FLUCTUATIONS

     A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, euros and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. For the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, for example, the Company experienced a 3.8% increase in net sales in its European segment (denominated in local currencies); however, the dollar-translated net sales figures showed a net increase of 26.0% due to the fluctuation of the dollar against the local currencies. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the Company currently engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may not do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

MARKET RISK

     Information regarding market risk of the Company as of December 31, 2002 is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" which is included in Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 2002. There have been no material changes in the Company's exposure to market risk during the three month period ended March 31, 2003.

ORDER RECEIPTS AND BACKLOG

     Worldwide customer order receipts were $47.7 million for the quarter ended March 31, 2003, a 25.5% increase over the same period in 2002. On a volume basis, utilizing constant currency exchange rates, order receipts for the quarter ended March 31, 2003 were $41.2 million and represent an 8.4% increase over the quarter ended March 31, 2002.

     The worldwide backlog of unshipped orders at March 31, 2003 totaled $29.7 million, a $5.1 million or 20.7% increase versus the backlog at March 31, 2002, and represents a 12.9% increase versus the order backlog at December 31, 2002.

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

     The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

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

     None.

Item 5. Other Information

     None.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

           99.1 Certification of Principal Executive Officer, David L. Weir, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification of Principal Financial Officer, Bruce A. Smith, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K:

     Form 8-K filed on February 25, 2003 relating to the Company's press release reporting financial results for the fourth quarter and full year 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DENISON INTERNATIONAL plc
                                  (Registrant)


Date    May 15, 2003              By  /s/ Bruce A. Smith
      ----------------                -------------------
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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date:  May 15, 2003                     /s/ David L. Weir
       ------------                     -----------------------
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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date:  May 15, 2003                     /s/ Bruce A. Smith
                                        -----------------------
                                        Chief Financial Officer

Index To Exhibits

Exhibit No.                                Description

     99.1 Certification of Principal Executive Officer, David L. Weir, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Principal Financial Officer, Bruce A. Smith, Pursuant to 18 U.S.C Section 1350, as adopted Pursuant toss.906 of the Sarbanes-Oxley Act of 2002.