Form 10-Q
period 2003-06-30
DENISON INTERNATIONAL PLC
filed 2003-08-14
CIK 1042598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO
            ___________

                        Commission file number 000-29358

                            DENISON INTERNATIONAL plc
                            -------------------------
             (Exact name of registrant as specified in its charter)

     England and Wales                                      Not Applicable
--------------------------------                         -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

   14249 Industrial Parkway
      Marysville, Ohio                                         43040
-------------------------------------------               --------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Ordinary Shares, $0.01 Par Value, 9,934,100 shares as of August 14, 2003 "A" Ordinary Shares, (pound)8.00 par value, 7,015 shares as of August 14, 2003

                                TABLE OF CONTENTS

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE

Item 1   Financial Statements                                                  2
            Condensed Consolidated Balance Sheets (Unaudited)                  2
            Condensed Consolidated Statements of
              Operations (Unaudited)                                           3
            Condensed Consolidated Statements of Cash Flows (Unaudited)        4
            Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                      5

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10
            Critical Accounting Policies and Estimates                        10
            Impact of Recently Adopted Accounting Pronouncements              12
            Results of Operations                                             12
            Liquidity and Capital Resources                                   14
            Contractual Obligations                                           14
            Impact of Inflation                                               15
            Exposure to Currency Fluctuations                                 15
            Market Risk                                                       15
            Order Receipts and Backlog                                        15
            Access to Information                                             15
            Forward-looking Information                                       15

Item 3   Quantitative and Qualitative Disclosures About Market Risk           16

Item 4   Controls and Procedures                                              16

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    16

Item 2   Changes in Securities and Use of Proceeds                            16

Item 3   Defaults upon Senior Securities                                      16

Item 4   Submission of Matters to a Vote of Security Holders                  16

Item 5   Other Information                                                    16

Item 6   Exhibits and Reports on Form 8-K                                     17

         Signatures                                                           18
         Exhibit Index                                                        19

Part I. Financial Information

Item 1. Financial Statements

                            DENISON INTERNATIONAL plc
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                           (U.S. dollars in thousands)

                                                June 30, 2003  December 31, 2002
                                                -------------  -----------------
Current assets:
  Cash and cash equivalents                       $  48,749        $  39,752
  Accounts receivable, less allowances
    of $2,417 and $2,242 at June 30, 2003
    and December 31, 2002 respectively               39,455           32,554
  Inventories                                        45,655           45,324
  Other current assets                                5,040            5,590
                                                  ---------        ---------
     Total current assets                           138,899          123,220
  Property, plant and equipment, net                 32,066           31,132
  Other assets                                        2,334            2,263
  Goodwill                                           14,184           12,924
                                                  ---------        ---------
    Total assets                                  $ 187,483        $ 169,539
                                                  =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                           $     895        $     898
  Accounts payable                                   14,052           14,553
  Other accrued liabilities                          24,301           19,372
                                                  ---------        ---------
    Total current liabilities                        39,248           34,823
Noncurrent liabilities:
  Pension accrual                                    14,681           13,201
  Other noncurrent liabilities                        4,541            5,159
                                                  ---------        ---------
                                                     19,222           18,360
Shareholders' equity:
'A'ordinary shares (pound)8.00 par value;
  7,125 shares authorized, and 7,015
  issued and outstanding at June 30, 2003
  and December 31, 2002                                  86               86
Ordinary shares $0.01 par value;
  15,000,000 shares authorized, and
  9,934,100 and 10,017,700 issued and
  outstanding at June 30, 2003 and
  December 31, 2002 respectively                        101              102
Additional paid-in capital                            5,202            5,202
Capital redemption reserve                            1,090            1,090
Retained earnings                                   116,063          109,900
Accumulated other comprehensive (loss)                6,471              (24)
                                                  ---------        ---------
Total shareholders' equity                          129,013          116,356
                                                  ---------        ---------
    Total liabilities and
      shareholders' equity                        $ 187,483        $ 169,539
                                                  =========        =========

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
                 CONDENSED CONSOLIDATEDSTATEMENTS OF OPERATIONS
                                   (Unaudited)
               (U.S. dollars in thousands, except per share data)

                                               Three months ended        Six months ended
                                                     June 30,                June 30,
                                                 2003        2002        2003        2002
                                                 ----        ----        ----        ----
Net Sales                                     $ 46,356    $ 39,620    $ 90,800    $ 77,806
Cost of sales                                   29,893      25,618      58,186      50,208
                                              --------    --------    --------    --------
Gross profit                                    16,463      14,002      32,614      27,598
Selling, general and administrative
  expenses                                      11,470       9,890      22,472      19,228
                                              --------    --------    --------    --------
Operating income                                 4,993       4,112      10,142       8,370
Other income/(expense)                            (183)        (53)        (92)       (222)
Interest income, net                               274         236         375         443
                                              --------    --------    --------    --------
Income before taxes                              5,084       4,295      10,425       8,591
Provision for income taxes                       1,330         889       2,929       2,218
                                              --------    --------    --------    --------
Net income, before cumulative effect of a
  change in accounting principle                 3,754       3,406       7,496       6,373
Cumulative effect of a change in accounting
  principle                                         --          --          --       1,858
                                              --------    --------    --------    --------
Net income                                    $  3,754    $  3,406    $  7,496    $  8,231
                                              ========    ========    ========    ========

Basic earnings per share, before cumulative
  Effect of a change in accounting
    principle                                   $  .38      $  .32      $  .75      $  .60

Cumulative effect of a change in
  accounting principle                              --          --          --         .18
                                                ------      ------      ------      ------
Basic earnings per share                        $  .38      $  .32      $  .75      $  .78
                                                ======      ======      ======      ======

Diluted earnings per share                      $  .38      $  .32      $  .75      $  .77
                                                ======      ======      ======      ======

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (U.S. dollars in thousands)

                                                       Six months ended June 30,
                                                         2003            2002
                                                         ----            ----

Net cash provided by operating activities              $  8,327        $  4,374
                                                       --------        --------
Cash flows from investing activities:
  Purchase of property, plant and equipment              (2,304)         (4,099)
  Proceeds from disposal of property, plant
      and equipment                                        (169)            (65)
  Purchase of subsidiary, net of cash acquired               --          (2,749)
                                                       --------        --------
  Net cash used in investing activities                  (2,473)         (6,913)
                                                       --------        --------
Cash flows from financing activities:
  Net borrowings on lines of credit                         (47)         (4,918)
  Buyback of stock                                       (1,334)             --
  Exercise of stock options                                  --              34
                                                       --------        --------
  Net cash used in financing activities                  (1,381)         (4,884)
                                                       --------        --------
Effect of exchange rate changes on cash                   4,524           4,640
                                                       --------        --------
Net increase (decrease) in cash and
  cash equivalents                                        8,997          (2,783)

Cash and cash equivalents at beginning of period         39,752          43,245
                                                       --------        --------
Cash and cash equivalents at end of period             $ 48,749        $ 40,462
                                                       ========        ========

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

   1) Basis of Financial Statements

Interim Financial Information

      The financial information at June 30, 2003 and for the three and six month periods ended June 30, 2003 and June 30, 2002 is unaudited but includes all adjustments which Denison International plc (the "Company") considers necessary for a fair presentation of financial position at such date and the operating results and cash flows for those periods. All adjustments made were of a normal, recurring nature. Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission Rules and Regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

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

   2) Recent Accounting Developments

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business
Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The amortization of goodwill from past business combinations ceased upon adoption of this Statement on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed after June 30, 2001 must comply with the provisions of this Statement. Also under this Statement, companies were required to perform a transitional impairment test of goodwill by evaluating all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. During 2002, the Company performed both the transitional impairment test in June of 2002 and the annual impairment test in the fourth quarter of 2002. Both of these tests determined that no impairment existed.

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

      A reconciliation of previously reported net income before cumulative effect of a change in accounting principle and related per share amounts to the amounts adjusted for the exclusion of goodwill and negative goodwill amortization net of the related income tax effect follows:

                                                  Three months ended       Six months ended
                                                        June 30,                June 30,
(U.S. dollars in thousands, except per share data)  2003        2002        2003       2002
                                                    ----        ----        ----       ----
Net income, before cumulative effect of a
change in accounting principle as reported         $3,754      $3,406      $7,496      $6,373
Less:  Negative goodwill amortization                  --          --          --       1,858
                                                   ------      ------      ------      ------
Adjusted net income, after cumulative effect of
a change in accounting principle as adjusted       $3,754      $3,406      $7,496      $8,231

Basic earnings per share:
Net income, before cumulative effect of a
change in accounting principle as reported         $  .38      $  .32      $  .75      $  .60
Less:  Negative goodwill amortization                  --          --          --         .18
                                                   ------      ------      ------      ------
Adjusted net income, after cumulative effect
of a change in accounting principle as
adjusted                                           $  .38      $  .32      $  .75      $  .78

Diluted earnings per share:
Net income, before cumulative effect of a
change in accounting principle as reported         $  .38      $  .32      $  .75      $  .59
Less:  Negative goodwill amortization                  --          --          --         .18
                                                   ------      ------      ------      ------
Adjusted net income, after cumulative effect
of a change in accounting principle as adjusted    $  .38      $  .32      $  .75      $  .77

      Goodwill of $14,184 and $12,924 at June 30, 2003 and December 31, 2002, respectively, relates to the Company's operations in its European segment. The increase in goodwill from December 31, 2002 is the result of foreign currency translation adjustments.

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

   3) Acquisitions

      On May 31, 2002 the Company completed its acquisition of 100% of the outstanding shares of Rander & Company Hydraulick-Systeme und Anlagenbau GmbH ("Rander"), effective as of June 1, 2002. The Rander acquisition improved the Company's strategic presence in the German hydraulics market, one of the largest hydraulics markets in Europe. The cash purchase price was $3,300,000 ($2,749,000 net of cash acquired and debt assumed). Rander designs, manufactures and distributes hydraulic systems for industrial and mobile hydraulics applications, and is located in Bremen, Germany. The acquisition has been accounted for utilizing the purchase method of accounting, and the operating results of Rander have been included in the operating results of the Company from June 1, 2002. The purchase price resulted in $2.2 million of goodwill. The Company preformed an evaluation of the operations of Rander, in accordance with the provisions of SFAS 141 / 142, and has determined that there were no identifiable intangible assets.

      The following unaudited pro forma summary presents the Company's combined June 2003 and 2002 results as if the Rander acquisition had occurred at January 1, 2002, after giving effect to certain adjustments. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition occurred at January 1, 2002:

                                                  Six months ended
                                             (U.S. dollars in thousands)
                                       --------------------------------------
                                       June 30, 2003           June 30, 2002
                                       -------------           --------------
Revenue                                    $90,800                 $79,325
Net Income                                 $ 7,496                 $ 8,358
Basic Earnings per share                   $   .75                 $   .79
Diluted earnings per share                 $   .75                 $   .78

   4) Inventory

Inventories consisted of the following:

(U.S. dollars in thousands)              June 30, 2003        December 31, 2002
                                         -------------        -----------------
Finished goods                              $26,308                 $27,551
Work-in-progress                              4,018                   3,675
Raw materials and supplies                   15,329                  14,098
                                            -------                 -------
                                            $45,655                 $45,324
                                            =======                 =======

   5) Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

(U.S. dollars in thousands)             June 30, 2003        December 31, 2002
                                        -------------        -----------------
Cost:
   Land and buildings                     $  7,421                $  6,954
   Machinery and equipment                  57,440                  53,939
   Motor vehicles                            1,028                     978
                                          --------                --------
                                          $ 65,889                $ 61,871
Less: accumulated depreciation             (33,823)                (30,739)
                                          --------                --------
Property, plant and equipment, net        $ 32,066                $ 31,132
                                          ========                ========

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

      No amounts were reclassified to earnings during the three and six months ended June 30, 2003 in connection with forecasted transactions that were no longer considered probable of occurring.

   7) Stock Options

      Effective January 1, 2003, the Company adopted SFAS No. 148 "Accounting for Stock-Based Compensation --Transition and Disclosure", which allowed the Company to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees", for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the Company's stock option plan in the Consolidated Statements of Operations, as all options granted under the plan had an exercise price equal to the market value of the Company's stock on the date of grant. Had the determination of the compensation cost for the plan been based on the fair value at the grant dates for awards under the plan, the Company's net income would have decreased to the pro forma amounts indicated below:

(U.S. dollars in thousands, except   Three months ended      Six months ended
per share data)                        June 30, 2003          June 30, 2003
                                       2003      2002        2003      2002
                                       ----      ----        ----      ----
Net Income
  As reported:                        $3,754    $3,406      $7,496    $8,231
  Deduct: Total stock-based employee
     compensation expense determined
     utilizing the Black-Scholes
     option pricing model
     for all awards, net of tax          (10)     (159)        (43)     (355)
                                      ------    ------      ------    ------
  Pro-Forma Net Income                $3,744    $3,247      $7,453    $7,876
                                      ======    ======      ======    ======
Earnings per Share
  Basic - as reported                   $.38      $.32        $.75      $.78
        - pro forma                     $.38      $.31        $.75      $.75
  Diluted - as reported                 $.38      $.32        $.75      $.77
          - pro forma                   $.38      $.31        $.75      $.74

   8) Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(U.S.  dollars and shares in  thousands,  Three months ended   Six months ended
except per share data)                         June 30,            June 30,
                                            2003      2002      2003      2002
                                            ----      ----      ----      ----
Numerator:
   Net income                             $ 3,754   $ 3,406   $ 7,496   $ 8,231
                                          =======   =======   =======   =======
Denominator:
   Denominator for basic earnings per
   share weighted-average shares            9,934    10,568     9,972    10,568

Effect of dilutive stock options               49        72        32        54
                                          -------   -------   -------   -------

   Denominator for diluted earnings per
   share - adjusted weighted-average
   shares                                   9,983    10,640    10,004    10,622
                                          =======   =======   =======   =======

Basic earnings per share                  $   .38   $   .32   $   .75   $   .78
                                          =======   =======   =======   =======

Diluted earnings per share                $   .38   $   .32   $   .75   $   .77
                                          =======   =======   =======   =======

   9) Shareholders Equity

      At the Company's 2003 Annual General Meeting of Shareholders held on May 22, 2003, shareholders unanimously approved a plan under which the Company may purchase up to 993,410 of its ordinary shares under certain terms and conditions. The approval will expire on November 7, 2004. As of June 30, 2003, the Company had remaining authorization for future purchases under the plan of 993,410 shares or approximately $19.1 million at market price as of June 30, 2003.

   10) Comprehensive Income

The Company's total comprehensive income (loss) was as follows:

                                      Three months ended    Six months ended
                                           June 30,             June 30,
(U.S. dollars in thousands)            2003       2002      2003       2002
                                       ----       ----      ----       ----

Net income                            $3,754    $ 3,406   $ 7,496    $ 8,231
Foreign currency translation
  adjustment                           5,236      8,978     6,690      7,652

Derivative instruments,
  net of tax                             (60)       570      (195)       601
                                      ------    -------   -------    -------
Comprehensive income                  $8,930    $12,954   $13,991    $16,484
                                      ======    =======   =======    =======

The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2002 and June 30, 2003 is as follows:

                                                                 Accumulated
                                       Foreign                      Other
                                       Currency   Derivative    Comprehensive
                                     Translation  Instruments   Income (Loss)
                                     -----------  -----------   -------------
Balance at December 31, 2002           $ (219)      $  195         $  (24)
Current period other
  comprehensive income                  6,690         (195)         6,495
                                       ------       ------         ------

Balance at June 30, 2003               $6,471       $    0         $6,471
                                       ======       ======         ======

   11) Segment Information

   A summary of the Company's operations by geographic area follows:

                                       Three months ended        Six months ended
(U.S. dollars in thousands)                 June 30,                June 30,
                                        2003        2002        2003         2002
                                        ----        ----        ----         ----
Sales to unaffiliated companies:
     Europe                           $ 28,297    $ 21,948    $ 55,219    $ 43,322
     North America                      11,889      11,874      23,882      23,496
     Asia-Pacific                        6,170       5,798      11,699      10,988
                                      --------    --------    --------    --------

       Total consolidated             $ 46,356    $ 39,620    $ 90,800    $ 77,806
                                      ========    ========    ========    ========

Transfers between geographic areas:
     Europe                           $ 12,225    $ 10,108    $ 24,422    $ 19,243
     North America                       3,253       3,213       6,493       6,449
     Asia-Pacific                           73          28         155         139
                                      --------    --------    --------    --------
       Total transfers                  15,551      13,349      31,070      25,831
       Eliminations                    (15,551)    (13,349)    (31,070)    (25,831)
                                      --------    --------    --------    --------
       Total consolidated             $      0    $      0    $      0    $      0
                                      ========    ========    ========    ========

Operating income (loss):
     Europe                           $  3,645    $  2,972    $  7,578    $  6,171
     North America                         541         687       1,745       1,142
     Asia-Pacific                          445         417         702         713
     Corporate                             362          36         117         344
                                      --------    --------    --------    --------
       Total consolidated             $  4,993    $  4,112    $ 10,142    $  8,370
                                      ========    ========    ========    ========

Identifiable assets:                     June 30, 2003      December 31, 2002
                                         -------------      -----------------
Europe                                      $133,893            $119,065
North America                                 34,069              31,694
Asia-Pacific                                  19,521              18,780
                                            --------            --------
  Total consolidated                        $187,483            $169,539
                                            ========            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes related thereto appearing in
Item 1. Financial Statements.

      Although the Company reports its financial results in U.S. dollars, approximately 79% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported net sales, as well as the cost of goods sold, gross profit and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The table below summarizes the results of operations for the three and six months ended June 30, 2003 at the actual currency rates utilized for the period and as adjusted utilizing the currency rates in effect for the comparable period of 2002.

(U.S. dollars in thousands)   Three months ended June 30, 2003           Six months ended June 30, 2003
                            ------------------------------------       ------------------------------------
                                                  Adjusted                                   Adjusted
                                                  Utilizing                                  Utilizing
                            As Reported      2002 Currency Rates       As Reported      2002 Currency Rates
                            -----------      -------------------       -----------      -------------------
Net Sales                     $46,356               $40,574              $90,800              $79,720

Gross Profit                   16,463                14,266               32,614               28,376

SG&A Expenses                  11,470                10,079               22,472               19,752

Operating Income                4,993                 4,187               10,142                8,624

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

RESULTS OF OPERATIONS

Second quarter ended June 30, 2003 compared with second quarter ended June 30, 2002

      The Company's net sales increased 17.2% to $46.4 million in the three months ended June 30, 2003 from $39.6 million for the same period in 2002. During the same period, net sales in Europe increased 29.2% to $28.3 million from $21.9 million; net sales in North America remained unchanged at $11.9 million; and net sales in Asia-Pacific region increased 6.9% to $6.2 million from $5.8 million. The increased sales in the second quarter of 2003 compared with the first quarter of 2002 resulted from stronger demand for the Company's products, particularly from its European segment, combined with the impact of a strong Euro throughout the quarter and the resulting impact on the translation of the Company's European operations.

      The Company's gross profit increased to $16.5 million for the quarter ended June 30, 2003 from $14.0 million in the same period of 2002. Gross profit as a percentage of net sales of 35.5% in the quarter ended June 30, 2003 was favorable to the gross profit as a percentage of net sales of 35.3% recorded for the quarter ended June 30, 2002. The increased percentage of gross profit can be attributed to the impact of higher production activity at the Company's manufacturing facilities, to support the increased sales activity, and cost controls implemented.

      Gross profit in Europe increased 25.3% to $10.4 million for the three months ended June 30, 2003 from $8.3 million in the same period of 2002. Gross profit in North America of $3.6 million decreased 2.7% or $0.1 million versus gross profit recorded in the comparable period of 2002. Asia-Pacific gross profit of $2.0 million increased 5.3% or $0.1 million gross profit recorded in the same period of 2002.

      Selling, general and administrative ("SG&A") expenses increased by 16.2% to $11.5 million for the quarter ended June 30, 2003 versus SG&A expenses of $9.9 million for the quarter ended June 30, 2002. These expenses as a percentage of net sales were 24.7% for 2003 as compared to 25.0% for 2002. The increase in SG&A expenses as a percent of net sales for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 can be attributed to the impact of the conversion, in 2003, of the foreign currency denominated SG&A expenses utilizing a weaker dollar than in 2002.

      Operating income increased 22.0% to $5.0 million for the quarter ended June 30, 2003 from $4.1 million in the same period of 2002. Operating income as a percentage of net sales increased to 10.8% in the quarter ended June 30, 2003 from 10.4% in the quarter ended June 30, 2002. The changes in exchange rates had the effect of increasing operating income for the period by $0.8 million. The increase in operating income as a percentage of net sales resulted from the variances noted in gross profit and SG&A expenses.

      Other expense was recorded in the quarter ended June 30, 2003 of $183,000 (0.4% of net sales) versus other expense of $53,000 (0.1% of net sales) for the comparable period of 2002. The other expense recorded for the second quarter of 2003 was the result of the recognition of non-cash currency losses on inter-company loans versus gains recorded for the comparable period in 2002 as other income. The change in non-cash currency losses for 2003 versus the gains in 2002 can be attributed to the weakening dollar and its impact on translation.

      Net interest income was $274,000 for the quarter ended June 30, 2003, as compared to net interest income of $236,000 for the comparable period in 2002. The increase reflects the Company's higher cash balances available, partially offset by lower short term interest rates available worldwide.

      The effective tax rate for the three months ended June 30, 2003 was 26.2% compared with 20.7% for the three months ended June 30, 2002. The increased effective tax rate reflects the recognition, in the second quarter of 2002, of certain deferred tax assets in the Company's German operations, which had the effect of lowering the effective tax rate for the three months ended June 30, 2002. There were no similar recognitions in the three months ended June 30, 2003.

      Net income for the three months ended June 30, 2003, was $3.8 million, or $0.38 per diluted share, compared to $3.4 million, or $0.32 per diluted share for the comparable period in 2002.

Six months ended June 30, 2003 compared with six months ended June 30, 2002

      The Company's net sales increased 16.7% to $90.8 million in the six months ended June 30, 2003 from $77.8 million for the same period in 2002. During the same period, net sales in North America increased 1.7% to $23.9 million from $23.5 million; net sales in Europe increased 27.5% to $55.2 million from $43.3 million; and net sales in the Asia-Pacific region increased 6.4% to $11.7 million from $11.0 million. The increased sales for the six months ended June 30, 2003 as compared to the similar period of 2002 reflects stronger demand for the Company's products on a worldwide basis, combined with the impact of a strong Euro throughout the first six months of 2003 and the resulting impact on the translation of the Company's European operations.

      The Company's gross profit increased 18.1% to $32.6 million for the six months ended June 30, 2003 from $27.6 million in the same period of 2002. Gross profit as a percentage of net sales increased to 35.9% for year to date 2003 from 35.5% in the comparable period of 2002. The increased gross profit was primarily attributable to the higher sales volumes recorded, while the increased gross profits as a percentage of net sales was the result of the impact of cost reductions made throughout 2003 at the Company's manufacturing facilities.

      Gross profit in North America increased 7.0% to $7.6 million for the six months ended June 30, 2003 from $7.1 million in the same period of 2002. Gross profit in Europe of $21.0 million increased 26.5% or $4.4 million versus gross profit recorded in the comparable period of 2002. Asia-Pacific gross profit increased 2.9% to $3.6 million from $3.5 million.

      SG&A expenses increased 17.2% to $22.5 million for the six months ended June 30, 2003 from $19.2 million for the six months ended June 30, 2002. SG&A expenses as a percentage of net sales were 24.7% for 2003 as compared to 24.7% for 2002, and reflect the impact of a weaker dollar on the translated results of the Company's worldwide operations.

      Operating income increased 20.2% to $10.1 million in the six month period ended June 30, 2003 from $8.4 million in the comparable period of 2002. Operating income as a percentage of net sales increased to 11.2% in the six months ended June 30, 2003 from 10.8% in the six months ended June 30, 2002.

      Other expense was recorded in the six months ended June 30, 2003 of $92,000 as compared to other expense of $222,000 for the comparable period of 2002. The increase in other expense was the result of recognition of non-cash currency losses on inter-company loans for the six months ended June 30, 2003, at lower levels than the comparable period of 2002.

      Net interest income was $375,000 for the six months ended June 30, 2003, as compared to net interest income of $443,000 for the comparable period in 2002 due to lower worldwide short term interest rates, partially offset by higher investable cash balances.

      The effective tax rate for the six months ended June 30, 2003, on income before taxes and the cumulative of a change in accounting principal, was 28.1% compared with 25.8% for the six months ended June 30, 2002. The lower effective tax rates for the six months ended June 30, 2002 reflects the additional one time recognition of deferred tax assets for the Company's German operations of $450,000.

      Net income, before cumulative effect of the change in accounting principle, for the six months ended June 30, 2003, as detailed above, was $7.5 million, or $0.75 per diluted share, compared to $6.4 million, or $0.60 per diluted share for the comparable period in 2001.

      The cumulative effect of a change in accounting principle, net of taxes, resulted in a benefit of $1.9 million, or $0.18 per diluted share for the six months ended June 30, 2002. There were no such effects in the six months ended June 30, 2003.

      Net income, after the effects of the change in accounting principle, was $7.5 million, or $0.75 per diluted share for the six months ended June 30, 2003 versus net income of $8.2 million, or $0.77 per diluted share for the comparable period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

(U.S. dollars in thousands)                           Six months ended June 30,
                                                         2003           2002
                                                         ----           ----

Cash and cash equivalents                              $48,749        $40,462
Net cash provided by operating activities                8,327          4,374
Net cash used in investing activities                   (2,473)        (6,913)
Net cash provided by (used in) financing activities     (1,381)        (4,884)
Effect of exchange rate changes on cash                  4,524          4,640

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

      Net cash provided by operating activities for the six months ended June 30, 2003 increased to $8.3 million from $4.4 million for the same period in 2002. The $3.9 million increase in net cash provided by operating activities for the six months ended June 30, 2003 compared to the comparable period in 2002 was attributable to a $1.1 million increase in net income, before the cumulative effect in change in accounting principle, lower utilization of cash for accounts receivable and inventories and higher sources of cash from accounts payable. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

      Net cash used in investing activities was $2.5 million for the six months ended June 30, 2003, compared to $6.9 million for the same period in 2002. The decrease in cash used for investing activities in the six month period ended June 30, 2003 consisted of capital expenditures to invest in manufacturing equipment for the Company's six production facilities of $2.3 million for the six months ended June 30, 2003 versus $4.1 for the similar period in 2002, combined with cash utilized in 2002 for the acquisition off Rander & co. of $2.7 million.

      Net cash used in financing activities was $1.4 million for the six months ended June 30, 2003 as compared to cash used of $4.9 million for the same period in 2002. The decrease of $3.5 million in cash used in financing activities for the six months ended June 30, 2003 as compared to the same period in 2002 was attributable to funds utilized in 2002 to repay lines of credit totaling $4.9 million, partially offset by $1.3 million in funds utilized in 2003 to repurchase 86,300 shares of the Company's common stock.

      The effect of exchange rate changes on cash and cash equivalents was $4.5 million and $4.6 million, respectively, of cash provided for 2003 and 2002. As approximately 79% of the Company's business is transacted in currencies other than the U.S. dollar, foreign currency fluctuations potentially can have a significant impact on dollar reported balances for the Company.

CONTRACTUAL OBLIGATIONS

      As of June 30, 2003, the Company had the following contractual obligations (U.S. dollars in thousands):

                                                Payments Due By Period
                            ------------------------------------------------------------
                                         Less                                     After
                            Total     Than 1 Year     1-3 Years    4-5 Years     5 Years
                            -----     -----------     ---------    ---------     -------
Notes payable to bank      $  795        $  795             --           --          --
Short-term borrowings         100           100             --           --          --
Purchase commitments
                            1,600         1,600             --           --          --
Non-cancelable
   operating leases         4,100         2,074          1,805          221          --
                           ------        ------         ------       ------        ----
Total contractual cash
   obligations             $6,595        $4,569         $1,805       $  221        $ --
                           ======        ======         ======       ======        ====

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

EXPOSURE TO CURRENCY FLUCTUATIONS

      A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, euros and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. For the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, for example, the Company experienced a 4.6% increase in net sales in its European segment (denominated in local currencies); however, the dollar-translated net sales figures showed a net increase of 27.5% due to the fluctuation of the dollar against the local currencies. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. Although the Company is not currently engaging in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates, it may do so in the future. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

MARKET RISK

      Information regarding market risk of the Company as of December 31, 2002 is presented under the caption "Quantitative and Qualitative Disclosures About Market Risk" which is included in Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 2002. There has been no material changes in the Company's exposure to market risk during the six month period ended June 30, 2003.

ORDER RECEIPTS AND BACKLOG

      Worldwide customer order receipts were $95.2 million for the six months ended June 30, 2003, a 21.1% increase over the same period in 2002. On a volume basis, utilizing constant currency exchange rates, order receipts for the six months ended June 30, 2003 were $83.4 million and represent a 6.1% increase over the six months ended June 30, 2002.

      The worldwide backlog of unshipped orders at June 30, 2003 totaled $33.1 million, a $3.8 million or 13.0% increase versus the backlog at June 30, 2002, and represents a 25.9% increase versus the order backlog at December 31, 2002.

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

Item 4. Controls and Procedures

      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, including the chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations. As required by Rule 13a-15(d), the Company's management, including the chief executive officer and chief financial officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, the chief executive officer and chief financial officer have concluded that there has been no such change during the quarter covered by this report.

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

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

            31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

            31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

            32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

            Form 8-K filed on April 17, 2003 relating to the Company's press release reporting financial results for the three months ended March 31, 2003.

            Form 8-K filed on May 23, 2003 relating to the Company's Annual General Meeting.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DENISON INTERNATIONAL plc
                                      (Registrant)

Date August 14, 2003                  By /s/ Bruce A. Smith
     ---------------                     ---------------------------------------
                                         Bruce A. Smith
                                         Director and Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

Index To Exhibits

      Exhibit No.                         Description
      -----------                         -----------

          31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

          31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

          32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section
                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.