Form 10-Q
period 2003-09-30
DENISON INTERNATIONAL PLC
filed 2003-11-14
CIK 1042598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      [X]   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO ___________

                        Commission file number 000-29358

                            DENISON INTERNATIONAL plc
                            -------------------------
             (Exact name of registrant as specified in its charter)

      England and Wales                                     Not Applicable
-------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

      14249 Industrial Parkway
          Marysville, Ohio                                      43040
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                 (937) 644-4437
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Ordinary Shares, $0.01 Par Value, 9,945,366 shares as of November 14, 2003 "A" Ordinary Shares, (pound)8.00 par value, 7,015 shares as of November 14, 2003

                                TABLE OF CONTENTS

                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1      Financial Statements                                              2
                  Condensed Consolidated Balance Sheets (Unaudited)           2
                  Condensed Consolidated Statements of Operations
                    (Unaudited)                                               3
                  Condensed Consolidated Statements of Cash Flows
                   (Unaudited)                                                4
                  Notes to Condensed Consolidated Financial Statements
                    (Unaudited)                                               5

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        10
                  Critical Accounting Policies and Estimates                 10
                  Impact of Recently Adopted Accounting Pronouncements       11
                  Results of Operations                                      12
                  Liquidity and Capital Resources                            13
                  Contractual Obligations                                    14
                  Impact of Inflation                                        14
                  Exposure to Currency Fluctuations                          14
                  Market Risk                                                15
                  Order Receipts and Backlog                                 15
                  Access to Information                                      15
                  Forward-looking Information                                15

Item 3      Quantitative and Qualitative Disclosures About Market Risk       15

Item 4      Controls and Procedures                                          16

                           PART II - OTHER INFORMATION

Item 1      Legal Proceedings                                                16

Item 2      Changes in Securities and Use of Proceeds                        16

Item 3      Defaults upon Senior Securities                                  16

Item 4      Submission of Matters to a Vote of Security Holders              16

Item 5      Other Information                                                16

Item 6      Exhibits and Reports on Form 8-K                                 16

            Exhibit Index                                                    17
            Signatures                                                       18
            Exhibits                                                         19

Part I. Financial Information

Item 1.  Financial Statements

                            DENISON INTERNATIONAL plc
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                           (U.S. dollars in thousands)

                                                                                               September 30, 2003  December 31, 2002
                                                                                               ------------------  -----------------
Current assets:
     Cash and cash equivalents                                                                       $  56,203         $  39,752
     Accounts receivable, less allowances of $2,438 and $2,242 at
         September 30, 2003 and December 31, 2002 respectively                                          36,870            32,554
     Inventories                                                                                        46,816            45,324
     Other current assets                                                                                4,489             5,590
                                                                                                     ---------         ---------
          Total current assets                                                                         144,378           123,220
     Property, plant and equipment, net                                                                 32,457            31,132
     Other assets                                                                                        2,332             2,263
     Goodwill                                                                                           14,368            12,924
                                                                                                     ---------         ---------
          Total assets                                                                               $ 193,535         $ 169,539
                                                                                                     =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable to bank                                                                           $     793         $     898
     Accounts payable                                                                                   13,347            14,553
     Other accrued liabilities                                                                          25,091            19,372
                                                                                                     ---------         ---------
         Total current liabilities                                                                      39,231            34,823
Noncurrent liabilities:
     Pension accrual                                                                                    14,883            13,201
     Other noncurrent liabilities                                                                        4,774             5,159
                                                                                                     ---------         ---------
                                                                                                        19,657            18,360

Shareholders' equity:
'A' ordinary shares (pound)8.00 par value; 7,125 shares authorized, and 7,015 issued and outstanding at September 30, 2003 and
   December 31, 2002                                                                                        86                86
Ordinary shares $0.01 par value; 15,000,000 shares authorized, and
   9,937,651 and 10,017,700 issued and outstanding at
   September 30, 2003 and December 31, 2002 respectively                                                   101               102
Additional paid-in capital                                                                               5,202             5,202
Capital redemption reserve                                                                               1,090             1,090
Retained earnings                                                                                      119,555           109,900
Accumulated other comprehensive (loss)                                                                   8,613               (24)
                                                                                                     ---------         ---------
Total shareholders' equity                                                                             134,647           116,356
                                                                                                     ---------         ---------
      Total liabilities and shareholders' equity                                                     $ 193,535         $ 169,539
                                                                                                     =========         =========

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (U.S. dollars in thousands, except per share data)

                                                                        Three months ended                  Nine months ended
                                                                           September 30,                       September 30,
                                                                       2003             2002              2003               2002
                                                                       ----             ----              ----               ----
Net Sales                                                           $  43,365         $  38,925         $ 134,165         $ 116,731
Cost of sales                                                          27,851            24,728            86,037            74,936
                                                                    ---------         ---------         ---------         ---------
Gross profit                                                           15,514            14,197            48,128            41,795
Selling, general and administrative expenses                           10,753            10,007            33,225            29,235
                                                                    ---------         ---------         ---------         ---------
Operating income                                                        4,761             4,190            14,903            12,560
Other income/(expense)                                                   (241)             (110)             (333)             (332)
Interest income, net                                                      265               270               640               713
                                                                    ---------         ---------         ---------         ---------
Income before taxes                                                     4,785             4,350            15,210            12,941
Provision for income taxes                                              1,293             1,130             4,222             3,348
                                                                    ---------         ---------         ---------         ---------
Net income, before cumulative effect of a
   change in accounting principle                                       3,492             3,220            10,988             9,593
Cumulative effect of a change in accounting
   principle                                                               --                --                --             1,858
                                                                    ---------         ---------         ---------         ---------
Net income                                                          $   3,492         $   3,220         $  10,988         $  11,451
                                                                    =========         =========         =========         =========

Basic earnings per share, before cumulative
  Effect of a change in accounting principle                        $     .35         $     .31         $    1.10         $     .91

Cumulative effect of a change in
  accounting principle                                                     --                --                --               .18
                                                                    ---------         ---------         ---------         ---------

Basic earnings per share                                            $     .35         $     .31         $    1.10         $    1.09
                                                                    =========         =========         =========         =========

Diluted earnings per share                                          $     .35         $     .31         $    1.10         $    1.08
                                                                    =========         =========         =========         =========

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (U.S. dollars in thousands)

                                                                                                    Nine months ended September 30,
                                                                                                       2003                    2002
                                                                                                       ----                    ----
Net cash provided by operating activities                                                          $ 16,132                $ 13,002
                                                                                                   --------                --------
Cash flows from investing activities:
     Purchase of property, plant and equipment                                                       (3,918)                 (4,339)
     Proceeds from disposal of property, plant
         and equipment                                                                                 (165)                   (150)
     Purchase of subsidiary, net of cash acquired                                                        --                  (2,749)
                                                                                                   --------                --------
     Net cash used in investing activities                                                           (4,083)                 (7,238)
                                                                                                   --------                --------
Cash flows from financing activities:
     Net borrowings on lines of credit                                                                 (164)                 (9,669)
     Buyback of stock                                                                                (1,334)                 (3,010)
     Exercise of stock options                                                                           --                      34
                                                                                                   --------                --------
     Net cash used in financing activities                                                           (1,498)                (12,645)
                                                                                                   --------                --------
Effect of exchange rate changes on cash                                                               5,900                   2,306
                                                                                                   --------                --------

Net increase (decrease) in cash and cash equivalents                                                 16,451                  (4,575)

Cash and cash equivalents at beginning of period                                                     39,752                  43,245
                                                                                                   --------                --------

Cash and cash equivalents at end of period                                                         $ 56,203                $ 38,670
                                                                                                   ========                ========

        The accompanying notes are an integral part of these statements.

                            DENISON INTERNATIONAL plc
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      1) Basis of Financial Statements


Interim Financial Information

      The financial information at September 30, 2003 and for the three and nine month periods ended September 30, 2003 and September 30, 2002 is unaudited but includes all adjustments which Denison International plc (the "Company") considers necessary for a fair presentation of financial position at such date and the operating results and cash flows for those periods. All adjustments made were of a normal, recurring nature. Results for the interim period are not necessarily indicative of results that may be expected for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission Rules and Regulations. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

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

      A reconciliation of previously reported net income before cumulative effect of a change in accounting principle and related per share amounts to the amounts adjusted for the exclusion of goodwill and negative goodwill amortization net of the related income tax effect follows:

                                                                            Three months ended              Nine months ended
                                                                               September 30,                   September 30,
(U.S. dollars in thousands, except per share data)                             2003            2002            2003             2002
                                                                               ----            ----            ----             ----
Net income, before cumulative effect of a change in
accounting principle as reported                                         $    3,492      $    3,220      $   10,988       $    9,593
Less:  Negative goodwill amortization                                            --              --              --            1,858
                                                                         ----------      ----------      ----------       ----------
Adjusted net income, after cumulative effect of a
change in accounting principle as adjusted                               $    3,492      $    3,220      $   10,988       $   11,451

Basic earnings per share:
Net income, before cumulative effect of a change
in accounting principle as reported                                      $      .35      $      .31      $     1.10       $      .91
Less:  Negative goodwill amortization                                            --              --              --              .18
                                                                         ----------      ----------      ----------       ----------
Adjusted net income, after cumulative effect of a
change in accounting principle as adjusted                               $      .35      $      .31      $     1.10       $     1.09

Diluted earnings per share:
Net income, before cumulative effect of a change in
accounting principle as reported                                         $      .35      $      .31      $     1.10       $      .90
Less:  Negative goodwill amortization                                            --              --              --              .18
                                                                         ----------      ----------      ----------       ----------
Adjusted net income, after cumulative effect of a
change in accounting principle as adjusted                               $      .35      $      .31      $     1.10       $     1.08

      Goodwill balance of $14,368 and $12,924 at September 30, 2003 and December 31, 2002, respectively, relates to the Company's operations in its European segment. The increase in goodwill from December 31, 2002 is the result of foreign currency translation adjustments.

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

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" (FIN No. 45). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The disclosure provisions of FIN No. 45 were effective for the Company as of December 31, 2002. The Company currently has no significant guarantees and claims arising during the course of its business operations. As applicable the Company would accrue for losses under such arrangements when they become probable and estimable. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 has not had an impact on the company's consolidated results of operations, financial position, or cash flows.

      Effective July 1, 2003 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) no. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activity" and SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The implementation of these accounting pronouncements did not have an impact of the Company's results of operations, financial position or cash flow.

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

      The following unaudited pro forma summary presents the Company's combined September 2003 and 2002 results as if the Rander acquisition had occurred at January 1, 2002, after giving effect to certain adjustments. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition occurred at January 1, 2002:

(U.S. dollars in thousands)                        Nine months ended
                                                   -----------------
                                       September 30, 2003     September 30, 2002
                                       ------------------     ------------------

Revenue                                          $134,165               $119,526
Net Income                                       $ 10,988               $ 11,646
Basic Earnings per share                         $   1.10               $   1.10
Diluted Earnings per share                       $   1.10               $   1.10

      4) Inventory

Inventories consisted of the following:

(U.S. dollars in thousands)            September 30, 2003      December 31, 2002
                                       ------------------      -----------------

Finished goods                                    $26,258                $27,551
Work-in-progress                                    4,454                  3,675
Raw materials and supplies                         16,104                 14,098
                                                  -------                -------
                                                  $46,816                $45,324
                                                  =======                =======

      5) Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

(U.S. dollars in thousands)            September 30, 2003     December 31, 2002
                                       ------------------     -----------------

Cost:
   Land and buildings                            $  7,567               $ 6,954
   Machinery and equipment                         59,542                53,939
   Motor vehicles                                   1,079                   978
                                                 --------               -------
                                                 $ 68,188               $61,871
Less:  accumulated depreciation                   (35,731)              (30,739)
                                                 --------               -------
Property, plant and equipment, net               $ 32,457               $31,132
                                                 ========               =======

      6) Financial and Derivative Instruments

      The  Company's  worldwide  manufacturing  facilities  sell products to the
Company's sales and marketing subsidiaries under various currencies. In addition, certain of the Company's subsidiaries record billings of export sales in the customer's functional currency. Accordingly, the U.S. dollar-equivalent cash flows may vary due to changes in related foreign currency exchange rates. To reduce that risk, from time to time, the Company enters into foreign currency forward contracts with a maximum hedging period of 12 months. The Company has no other freestanding or embedded derivative instruments.

      Under the cash flow hedging model, gains and losses on the foreign currency forward contracts are recorded in other comprehensive income (equity) to the extent that the hedges are effective until the underlying sale or purchase transactions are recognized in earnings. Gains and losses on sale and purchase transactions are classified as sales or cost of sales, respectively.

      No amounts were reclassified to earnings during the three and nine months ended September 30, 2003 in connection with forecasted transactions that were no longer considered probable of occurring.

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

(U.S. dollars in thousands, except per share data)

                                                                           Three months ended                 Nine months ended
                                                                           September 30, 2003                 September 30, 2003
                                                                             2003             2002            2003              2002
                                                                             ----             ----            ----              ----
Net Income
  As reported:                                                         $    3,492       $    3,220      $   10,988        $   11,451

  Deduct: Total stock-based employee
     compensation expense determined utilizing the
     Black-Scholes option pricing model for all
     awards, net of tax                                                       (10)              15             (53)               42
                                                                       ----------       ----------      ----------        ----------

  Pro-Forma Net Income                                                 $    3,482       $    3,235      $   10,935        $   11,493
                                                                       ==========       ==========      ==========        ==========
Earnings per Share
  Basic - as reported                                                  $      .35       $      .31      $     1.10        $     1.09
        - pro forma                                                    $      .35       $      .31      $     1.10        $     1.09
  Diluted - as reported                                                $      .35       $      .31      $     1.10        $     1.08
          - pro forma                                                  $      .35       $      .31      $     1.09        $     1.09

      8) Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(U.S. dollars and shares in thousands, except per share data)

                                                                            Three months ended                Nine months ended
                                                                               September 30,                     September 30,
                                                                             2003             2002             2003             2002
                                                                             ----             ----             ----             ----
Numerator:
   Net income                                                             $ 3,492          $ 3,220          $10,988          $11,451
                                                                          =======          =======          =======          =======
Denominator:
   Denominator for basic earnings per share
   weighted-average shares                                                  9,938           10,511            9,961           10,548

Effect of dilutive stock options                                              120               15               61               42
                                                                          -------          -------          -------          -------

   Denominator for diluted earnings per
   share - adjusted weighted-average shares                                10,058           10,526           10,022           10,590
                                                                          =======          =======          =======          =======

Basic earnings per share                                                  $   .35          $   .31          $  1.10          $  1.09
                                                                          =======          =======          =======          =======

Diluted earnings per share                                                $   .35          $   .31          $  1.10          $  1.08
                                                                          =======          =======          =======          =======

      9) Shareholders Equity

      At the Company's 2003 Annual General Meeting of Shareholders held on May 22, 2003, shareholders unanimously approved a plan under which the Company may purchase up to 993,410 of its ordinary shares under certain terms and conditions. The approval will expire on November 7, 2004. As of September 30, 2003, the Company had remaining authorization for future purchases under the plan of 993,410 shares or approximately $20.9 million at market price as of September 30, 2003.


      10) Comprehensive Income

The Company's total comprehensive income (loss) was as follows:

                                                                       Three months ended                     Nine months ended
                                                                          September 30,                          September 30,
(U.S. dollars in thousands)                                             2003              2002               2003               2002
                                                                        ----              ----               ----               ----
Net income                                                          $  3,492          $  3,220           $ 10,988           $ 11,451
Foreign currency translation adjustment                                2,142              (822)             8,832              6,830
Derivative instruments, net of tax                                         0              (268)              (195)               333
                                                                    --------          --------           --------           --------
Comprehensive income                                                $  5,634          $  2,130           $ 19,625           $ 18,614
                                                                    ========          ========           ========           ========

The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2002 and September 30, 2003 is as follows:

                                                                                                                    Accumulated
                                                                   Foreign Currency          Derivative         Other Comprehensive
                                                                      Translation            Instruments           Income (Loss)
                                                                      -----------            -----------           -------------
Balance at December 31, 2002                                            $  (219)               $   195                $   (24)
Current period other
  comprehensive income                                                    8,832                   (195)                 8,637
                                                                        -------                -------                -------
Balance at September 30, 2003                                           $ 8,613                $     0                $ 8,613
                                                                        =======                =======                =======

        11)       Segment Information

          A summary of the Company's operations by geographic area follows:

                                                                    Three months ended                      Nine months ended
(U.S. dollars in thousands)                                            September 30,                           September 30,
                                                                   2003                2002                2003                2002
                                                                   ----                ----                ----                ----
Sales to unaffiliated companies:
     Europe                                                   $  25,949           $  21,488           $  81,168           $  64,810
     North America                                               10,577              11,568              34,459              35,064
     Asia-Pacific                                                 6,839               5,869              18,538              16,857
                                                              ---------           ---------           ---------           ---------
          Total consolidated                                  $  43,365           $  38,925           $ 134,165           $ 116,731
                                                              =========           =========           =========           =========

Transfers between geographic areas:
     Europe                                                   $  11,740           $  10,376           $  36,162           $  29,619
     North America                                                3,030               3,308               9,523               9,757
     Asia-Pacific                                                    68                  51                 223                 190
                                                              ---------           ---------           ---------           ---------
          Total transfers                                        14,838              13,735              45,908              39,566
          Eliminations                                          (14,838)            (13,735)            (45,908)            (39,566)
                                                              ---------           ---------           ---------           ---------
          Total consolidated                                  $       0           $       0           $       0           $       0
                                                              =========           =========           =========           =========

Operating income (loss):
     Europe                                                   $   3,619           $   3,094           $  11,197           $   9,265
     North America                                                  296                 928               2,041               2,070
     Asia-Pacific                                                   636                 359               1,338               1,072
     Corporate                                                      210                (191)                327                 153
                                                              ---------           ---------           ---------           ---------
          Total consolidated                                  $   4,761           $   4,190           $  14,903           $  12,560
                                                              =========           =========           =========           =========

Identifiable assets:                  September 30, 2003       December 31, 2002
                                      ------------------       -----------------
     Europe                                     $138,248                $119,065
     North America                                34,511                  31,694
     Asia-Pacific                                 20,776                  18,780
                                                --------                --------
          Total consolidated                    $193,535                $169,539
                                                ========                ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes related thereto appearing in
Item 1. Financial Statements.

      Although the Company reports its financial results in U.S. dollars, approximately 81% of the Company's revenues and expenses are incurred in foreign currencies. The fluctuation of the functional currencies earned by the Company against the U.S. dollar has had the effect of increasing or decreasing (as applicable) U.S. dollar reported net sales, as well as the cost of goods sold, gross profit and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The table below summarizes the results of operations for the three and nine months ended September 30, 2003 at the actual currency rates utilized for the period and as adjusted utilizing the currency rates in effect for the comparable period of 2002.

                                                      Three months ended September 30, 2003     Nine months ended September 30, 2003
                                                      -------------------------------------     ------------------------------------
(U.S. dollars
   in thousands)                                                        Adjusted Utilizing                       Adjusted Utilizing
                                                        As Reported    2002 Currency Rates       As Reported    2002 Currency Rates
                                                        -----------    -------------------       -----------    -------------------
Net Sales                                                 $ 43,365          $ 39,736              $134,165           $119,456

Gross Profit                                                15,514            14,143                48,128             42,519

SG&A Expenses                                               10,753             9,878                33,225             29,630

Operating Income                                             4,761             4,265                14,903             12,889

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

RESULTS OF OPERATIONS

Third quarter ended September 30, 2003 compared with third quarter ended September 30, 2002

      The Company's net sales increased 11.6% to $43.4 million in the three months ended September 30, 2003 from $38.9 million for the same period in 2002. During the same period, net sales in Europe increased 20.5% to $25.9 million from $21.5 million; net sales in North America decreased 8.6% to $10.6 million from $11.6 million; and net sales in Asia-Pacific region increased 15.3% to $6.8 million from $5.9 million. The increased sales in the third quarter of 2003 compared with the third quarter of 2002 resulted from stronger demand for the Company's products, particularly from its European segment, combined with the impact of a strong Euro throughout the quarter and the resulting impact on the translation of the Company's European operations.

      The Company's gross profit increased to $15.5 million for the quarter ended September 30, 2003 from $14.2 million in the same period of 2002. Gross profit as a percentage of net sales of 35.7% in the quarter ended September 30, 2003 was unfavorable to the gross profit as a percentage of net sales of 36.5% recorded for the quarter ended September 30, 2002. The decreased percentage of gross profit can be attributed to the impact of lower production activity at the Company's manufacturing facilities partially offset by cost controls implemented.

      Gross profit in Europe increased 15.1% to $9.9 million for the three months ended September 30, 2003 from $8.6 million in the same period of 2002. Gross profit in North America of $3.3 million decreased 10.8% or $0.4 million versus gross profit recorded in the comparable period of 2002. Asia-Pacific gross profit of $2.0 million increased 5.3% or $0.1 million gross profit recorded in the same period of 2002.

      Selling, general and administrative ("SG&A") expenses increased by 8.0% to $10.8 million for the quarter ended September 30, 2003 versus SG&A expenses of $10.0 million for the quarter ended September 30, 2002. These expenses as a percentage of net sales were 24.9% for 2003 as compared to 25.7% for 2002. The decrease in SG&A expenses as a percent of net sales for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 can be attributed to cost controls implemented at the Company's worldwide locations.

      Operating income increased 14.3% to $4.8 million for the quarter ended September 30, 2003 from $4.2 million in the same period of 2002. Operating income as a percentage of net sales increased to 11.1% in the quarter ended September 30, 2003 from 10.8% in the quarter ended September 30, 2002. The changes in exchange rates had the effect of increasing operating income for the period by $0.5 million. The increase in operating income as a percentage of net sales resulted from the variances noted in gross profit and SG&A expenses.

      Other expense was recorded in the quarter ended September 30, 2003 of $241,000 (0.6% of net sales) versus other expense of $110,000 (0.3% of net sales) for the comparable period of 2002. The other expense recorded for the third quarter of 2003 was the result of the recognition of non-cash currency losses on inter-company loans. The change in non-cash currency losses for 2003 versus 2002 can be attributed to the weakening dollar and its impact on translation.

      Net interest income was $265,000 for the quarter ended September 30, 2003, as compared to net interest income of $270,000 for the comparable period in 2002. The decrease reflects short term interest rates available worldwide, partially offset by the Company's higher cash balances.

      The effective tax rate for the three months ended September 30, 2003 was 27.0% compared with 26.0% for the three months ended September 30, 2002. The increased effective tax rate reflects a mix difference in profits generated from the Company's worldwide operations, which have varying tax rates.

      Net income for the three months ended September 30, 2003, was $3.5 million, or $0.35 per diluted share, compared to $3.2 million, or $0.31 per diluted share for the comparable period in 2002.

Nine months ended September 30, 2003 compared with nine months ended September 30, 2002

      The Company's net sales increased 15.0% to $134.2 million in the nine months ended September 30, 2003 from $116.7 million for the same period in 2002. During the same period, net sales in North America decreased 1.7% to $34.5 million from $35.1 million; net sales in Europe increased 25.3% to $81.2 million from $64.8 million; and net sales in the Asia-Pacific region increased 9.5% to $18.5 million from $16.9 million. The increased sales for the nine months ended September 30, 2003 as compared to the similar period of 2002 reflects stronger demand for the Company's products on a worldwide basis, combined with the impact of a strong Euro throughout the first nine months of 2003 and the resulting impact on the translation of the Company's European operations.

      The Company's gross profit increased 15.1% to $48.1 million for the nine months ended September 30, 2003 from $41.8 million in the same period of 2002. Gross profit as a percentage of net sales increased to 35.8% for year to date 2003 from 35.8% in the comparable period of 2002. The increased gross profit was primarily attributable to the higher sales volumes recorded, while the favorable showing of gross profits as a percentage of net sales was the result of the impacts of higher production levels throughout 2003 at the Company's manufacturing facilities to support the higher demand from customers.

      Gross profit in North America increased 0.9% to $10.8 million for the nine months ended September 30, 2003 from $10.7 million in the same period of 2002. Gross profit in Europe of $31.0 million increased 23.0% or $5.8 million versus gross profit recorded in the comparable period of 2002. Asia-Pacific gross profit increased 3.6% to $5.7 million from $5.5 million.

      Selling, general and administrative ("SG&A") expenses increased 13.7% to $33.2 million for the nine months ended September 30, 2003 from $29.2 million for the nine months ended September 30, 2002. SG&A expenses as a percentage of net sales were 24.7% for 2003 as compared to 25.0% for 2002.

      Operating income increased 18.3% to $14.9 million in the nine month period ended September 30, 2003 from $12.6 million in the comparable period of 2002. Operating income as a percentage of net sales increased to 11.1% in the nine months ended September 30, 2003 from 10.8% in the nine months ended September 30, 2002.

      Other expense was recorded in the nine months ended September 30, 2003 of $333,000 as compared to other expense of $332,000 for the comparable period of 2002. The increase in other expense was the result of recognition of non-cash currency losses on inter-company loans for the nine months ended September 30, 2003 and reflects the strengthening Euro.

      Net interest income was $640,000 for the nine months ended September 30, 2003, as compared to net interest income of $713,000 for the comparable period in 2002 due to lower worldwide short term interest rates, partially offset by higher investable cash balances.

      The effective tax rate for the nine months ended September 30, 2003, on income before taxes and the cumulative of a change in accounting principal, was 27.8% compared with 25.9% for the nine months ended September 30, 2002. The lower effective tax rates for the nine months ended September 30, 2002 reflects the additional one time recognition of deferred tax assets for the Company's German operations of $450,000.

      Net income, before cumulative effect of the change in accounting principle, for the nine months ended September 30, 2003, as detailed above, was $11.0 million, or $1.10 per diluted share, compared to $9.6 million, or $0.91 per diluted share for the comparable period in 2002.

      The cumulative effect of a change in accounting principle, net of taxes, resulted in a benefit of $1.9 million, or $0.18 per diluted share for the six months ended June 30, 2002. There were no such effects in the nine months ended September 30, 2003.

      Net income, after the effects of the change in accounting principle, was $11.0 million, or $1.10 per diluted share for the nine months ended September 30, 2003 versus net income of $11.5 million, or $1.08 per diluted share for the comparable period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

(U.S. dollars in thousands)                      Nine months ended September 30,
                                                      2003           2002
                                                      ----           ----
Cash and cash equivalents                           $ 56,203       $ 38,670

Net cash provided by operating activities             16,132         13,002

Net cash used in investing activities                 (4,083)        (7,238)

Net cash used in financing activities                 (1,498)       (12,645)

Effect of exchange rate changes on cash                5,900          2,306

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

      Net cash provided by operating activities for the nine months ended September 30, 2003 increased to $16.1 million from $13.0 million for the same period in 2002. The $3.1 million increase in net cash provided by operating activities for the nine months ended September 30, 2003 compared to the comparable period in 2002 was attributable to a $1.4 million increase in net income, before the cumulative effect in change in accounting principle, lower utilization of cash for accounts receivable and inventories partially offset by a higher utilization of cash for Accounts payable and accrued expenses. The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

      Net cash used in investing activities was $4.1 million for the nine months ended September 30, 2003, compared to $7.2 million for the same period in 2002. The decrease in cash used for investing activities in the nine month period ended September 30, 2003 consisted of lower capital expenditures to invest in manufacturing equipment for the Company's six production facilities of $3.9 million for the nine months ended September 30, 2003 versus $4.3 for the similar period in 2002, combined with cash utilized in 2002 for the acquisition of Rander & Co. of $2.7 million.

      Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2003 as compared to cash used of $12.6 million for the same period in 2002. The decrease of $11.1 million in cash used in financing activities for the nine months ended September 30, 2003 as compared to the same period in 2002 was attributable to funds utilized in 2002 to repay lines of credit totaling $9.7 million, partially offset by $1.3 million in funds utilized in 2003 to repurchase 86,300 shares of the Company's common stock.

      The effect of exchange rate changes on cash and cash equivalents was $5.9 million and $2.3 million, respectively, of cash provided for 2003 and 2002. As approximately 81% of the Company's business is transacted in currencies other than the U.S. dollar, foreign currency fluctuations potentially can have a significant impact on dollar reported balances for the Company.

CONTRACTUAL OBLIGATIONS

      As of September 30, 2003, the Company had the following contractual obligations:

                                                                                    Payments Due By Period
                                                                                    ----------------------
                                                                                  Less                                        After
(U.S. dollars in thousands)                                   Total        Than 1 Year      1-3 Years       4-5 Years       5 Years
                                                              -----        -----------      ---------       ---------       -------
Notes payable to bank                                         $  693          $  693              --              --            --
Short-term borrowings                                            100             100              --              --            --
Purchase commitments                                           1,600           1,600              --              --            --
Non-cancelable operating leases                                4,100           2,074           1,805             221            --
                                                              ------          ------          ------          ------          ----
Total contractual cash obligations                            $6,493          $4,467          $1,805          $  221          $ --
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

EXPOSURE TO CURRENCY FLUCTUATIONS

      A significant portion of the Company's business is conducted in currencies other than the dollar, including pounds sterling, euros and Japanese yen. The Company's financial statements are prepared in dollars, and therefore fluctuations in exchange rates in the pound sterling and other currencies in which the Company does business relative to the dollar may cause fluctuations in reported financial information, which are not necessarily related to the Company's operations. For the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, for example, the Company experienced a 1.0% increase in net sales in its European segment (denominated in local currencies); however, the dollar-translated net sales figures showed a net increase of 25.2% due to the fluctuation of the dollar against the local currencies. The impact of currency fluctuations can also been seen in the Company's balance sheet, as exampled by the movement in the Company's pension accrual. The balance, as shown on the enclosed Condensed Consolidated Balance Sheets, indicates an increase in the accrual since December 31, 2003 of $1.7 million; however the increase due to the fluctuation of the dollar against the local currencies is $1.1 million, with $0.6 million representing the increase required to match accrued benefit obligations. Due to the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. From time to time, the Company engages in transactions to hedge a portion of the risks associated with fluctuations in currency exchange rates. There can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by exchange rate fluctuations or that any hedging techniques implemented by the Company will be effective.

MARKET RISK

      Market risks relating to the Company's operations result primarily from changes in exchange rates or interest rates or weak economic conditions in the markets in which the Company sells its products. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

Foreign Currency Risk

      The Company enters into foreign exchange contracts to hedge some of its foreign currency exposure. The Company uses such contracts to hedge exposure to foreign currency exchange rates associated with anticipated costs to be incurred in a foreign currency. The Company seeks to minimize the risk that the expenses incurred by a subsidiary in a currency other than its functional currency will be affected by changes in the exchange rates. The Company believes that the possible financial statement impact of its foreign currency forward contracts is immaterial. A significant portion of the Company's business is conducted in currencies other than the US dollar. See "Exposure to Currency Fluctuations" above.

Interest Rate Risk

      The Company's interest bearing liabilities are most sensitive to changes in the London InterBank Offered Rate (LIBOR) and substantially all of its short term investments bear minimal interest rate risk.

      As of September 30, 2003, the Company had approximately $0.8 million outstanding on its revolving line of credit and short term credit agreements. The potential loss to the Company over one year that would result from a hypothetical, instantaneous, and unfavorable change of 100 basis points in the interest rates of all applicable assets and liabilities would be approximately be $0.1 million.

ORDER RECEIPTS AND BACKLOG

      Worldwide customer order receipts were $136.1 million for the nine months ended September 30, 2003, a 17.2% increase over the same period in 2002. On a volume basis, utilizing constant currency exchange rates, order receipts for the nine months ended September 30, 2003 were $121.2 million and represent a 4.4% increase over the nine months ended September 30, 2002.

      The worldwide backlog of unshipped orders at September 30, 2003 totaled $30.8 million, a $2.6 million or 9.2% increase versus the backlog at September 30, 2002, and represents a 17.1% increase versus the order backlog at December 31, 2002.

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

FORWARD-LOOKING INFORMATION

      This Form 10-Q includes and incorporates forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amednded (the "Exchange Act"). All statements, other than statements of historical facts, included or incorporated in this Form 10-Q regarding the Company's strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "suggests," "plans," "projects," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The Company cannot guarantee that it will actually achieve the plans, intentions or expectations disclosed in its forward-looking statements and undue reliance should not be placed on the Company's forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements. The Company has included important factors in the cautionary statements included or incorporated in this Form 10-Q that the Company believes could cause actual results or events to differ materially from the forward-looking statements made. These important factors include, but are not limited to, demand for the Company's products, competition by rival developers of hydraulic components and systems, changes in technology, customer preferences, growth in the hydraulics industries, fluctuations in the functional currencies of the Company and general economic and business conditions. In addition the Company's forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments the Company may make. These important factors and other factors, which could affect the Company's results, are detailed in the Company's filings with the Securities and Exchange Commission and are included herein by reference. The Company assumes no obligation to update the information in this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Information regarding market risk of the registrant is presented under the caption "Market Risk" which is included in Item 2 of this report and is incorporated herein by reference.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company's management, including the chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and regulations. As required by Rule 13a-15(d), the Company's management, including the chief executive officer and chief financial officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, the chief executive officer and chief financial officer have concluded that there has been no such change during the quarter covered by this report.

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

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

            10.1 Employment Agreement, dated as of July 16, 2003 by and between Bruce A. Smith and Denison International plc.

            31.1 Certification of Principal Executive Officer, David L. Weir, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

            31.2 Certification of Principal Financial Officer, Bruce A. Smith, pursuant Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

            32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

            Form 8-K filed on October 21, 2003 relating to the Company's press release reporting financial results for the three months ended September 30, 2003.

                                Index to Exhibits

Exhibit No.                               Description
-----------                               -----------
10.1 Employment Agreement, dated as of July 16, 2003 by and between Bruce A. Smith and Denison International plc.

31.1 Certification of Principal Executive Officer, David L. Weir, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Principal Financial Officer, Bruce A. Smith, pursuant Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

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

                                       DENISON INTERNATIONAL plc

Date November 14, 2003                 by /s/ Bruce A. Smith
                                          --------------------------------------
                                          Bruce A. Smith
                                          Director and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)